Form 10-Q
period 2000-03-31
EPRISE CORP
filed 2000-05-12
CIK 1098937

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________


                         Commission file number: 0-29319

                               EPRISE CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            04-3179480
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               1671 WORCESTER ROAD
                              FRAMINGHAM, MA 01701
                    (Address of principal executive offices)

                                 (508) 661-5200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                             Yes   X   No
                                 -----    -----

Indicate by check mark whether the Registrant has been subject to such filing requirements for the past 90 days.

                             Yes       No   X
                                 -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 2, 2000, there were 25,116,056 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                               EPRISE CORPORATION
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

                    PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheets as of
           March 31, 2000 and December 31, 1999                            3

           Consolidated Statements of Operations for the Three Months
           Ended March 31, 2000 and March 31, 1999                         4

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2000 and March 31, 1999                         4

           Notes to Consolidated Financial Statements                      6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK                                              20



                    PART II.  OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                      21

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          22

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               24



SIGNATURES                                                                25

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EPRISE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            MARCH 31,     DECEMBER 31,
                                                                              2000            1999
                                                                            ---------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                                              $  83,833      $  22,456
     Accounts receivable (less allowance for doubtful
       accounts of $189 at March 31, 2000 and December 31, 1999)                2,336          2,045
     Due from related parties                                                      26             58
     Prepaid expenses and other current assets                                    510            317
                                                                            ---------      ---------
         Total current assets                                                  86,705         24,876
                                                                            ---------      ---------
Property and equipment, net                                                     1,488            613
Other assets, net                                                                  69             45
                                                                            ---------      ---------
Total assets                                                                $  88,262      $  25,534
                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Current portion of equipment line of credit                            $      86      $      86
     Accounts payable                                                             477            148
     Accrued compensation and benefits                                          1,351            597
     Other accrued expenses                                                     1,468            495
     Deferred revenue                                                             834            572
                                                                            ---------      ---------
         Total current liabilities                                              4,216          1,898
                                                                            ---------      ---------
Long-term equipment line of credit, less current portion                           57             79
                                                                            ---------      ---------
Total liabilities                                                               4,273          1,977
Redeemable convertible preferred stock (Aggregate liquidation
     preference of $38,818)                                                      --           35,316
Stockholders' equity (deficiency):
     Common stock, $.001 par value; 90,000 and 58,500 shares
        authorized at March 31, 2000 and December 31, 1999,
        respectively; 25,116 and 2,838 shares issued and outstanding at
        March 31, 2000 and December 31, 1999, respectively                         25              3
     Additional paid-in capital                                               124,386         24,332
     Accumulated deficit                                                      (39,854)       (36,025)
     Notes receivable from officers                                              (568)           (69)
                                                                            ---------      ---------
Total stockholders' equity (deficiency)                                        83,989        (11,759)
                                                                            ---------      ---------
Total liabilities and stockholders' equity (deficiency)                     $  88,262      $  25,534
                                                                            =========      =========


See notes to the consolidated financial statements.

                               EPRISE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2000          1999
                                                             --------      --------
Revenues:
     Software licenses                                       $  2,230      $    108
     Services                                                     367            53
                                                             --------      --------
         Total revenues                                         2,597           161
Cost of revenues (includes compensation costs of $11 for
     stock options in 2000)                                       922           126
                                                             --------      --------
Gross Profit                                                    1,675            35

Operating expenses:
     Research and development (includes compensation
         costs of $52 for stock options in 2000)                  939           568
     Selling and marketing (includes compensation costs
         of $268 for stock options in 2000)                     3,854           765
     General and administrative (includes compensation
         costs of $93 for stock options in 2000)                  949           364
                                                             --------      --------
         Total operating expenses                               5,742         1,697
                                                             --------      --------
Operating loss                                                 (4,067)       (1,662)
Other income (expense):
     Interest income                                              335            61
     Interest expense and other                                    (3)           (6)
                                                             --------      --------
         Other income (expense), net                              332            55
                                                             --------      --------
Net loss                                                       (3,735)       (1,607)
Accretion of redeemable convertible preferred stock               (94)           (5)
                                                             --------      --------

Loss to common shareholders                                  $ (3,829)     $ (1,612)
                                                             ========      ========

Loss per share (Note 2)                                      $  (0.73)     $  (0.72)
                                                             ========      ========

Weighted-average common shares outstanding (Note 2)             5,222         2,238
                                                             ========      ========

Pro forma loss per share (Note 2)                            $  (0.19)     $  (0.13)
                                                             ========      ========

Pro forma weighted-average common shares outstanding
     (Note 2)                                                  20,075        11,978
                                                             ========      ========

See notes to the consolidated financial statements.

                               EPRISE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       2000          1999
                                                                     --------      --------
Cash flows from operating activities
     Net loss                                                        $ (3,735)     $ (1,607)
     Adjustments to reconcile net loss to net cash used for
         operating activities:
         Depreciation and amortization                                     89            34
         Compensation cost for stock options                              424          --
         Increase (decrease) in cash from:
            Accounts receivable                                          (291)         (104)
            Due from related parties                                       32          --
            Prepaid expenses and other current assets                    (193)          (53)
            Other assets                                                  (24)         --
            Accounts payable                                              329           (29)
            Accrued expenses                                            1,727            33
            Deferred revenue                                              262           140
                                                                     --------      --------
             Net cash used for operating activities                    (1,380)       (1,586)
                                                                     --------      --------

Cash flows from investing activities:
     Purchases of property and equipment                                 (964)          (76)
     Proceeds from sales of property and equipment                       --            --
                                                                     --------      --------
             Net cash used for investing activities                      (964)          (76)
                                                                     --------      --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of
         issuance costs                                                63,228          --
     Payments on notes payable                                            (22)          (14)
     Proceeds from exercise of stock options                              402          --
     Proceeds from exercise of warrants                                   113          --
                                                                     --------      --------
             Net cash provided by (used for) financing activities      63,721           (14)
                                                                     --------      --------
Net increase (decrease) in cash                                        61,377        (1,676)
Cash and cash equivalents, beginning of period                         22,456         6,357
                                                                     --------      --------
Cash and cash equivalents, end of period                             $ 83,833      $  4,681
                                                                     ========      ========

Supplemental disclosures of cash flow information - cash
     paid for interest                                               $      4      $      4
                                                                     ========      ========
Summary of noncash investing and financing activities
     Issuance of stock for notes receivable                          $    565      $   --
                                                                     ========      ========


See notes to the consolidated financial statements.

                               EPRISE CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Eprise Corporation and its subsidiaries, together referred to as the "Company," develop, market and implement web content management solutions that help businesses shape and direct e-business communications effectively and efficiently. The Company also provides design and other consultative services designed to help organizations maximize the value they derive from the Company's web content management solutions. Business is conducted primarily in the United States.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements and related footnotes included in the Company's prospectus dated March 23, 2000.

     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results which could be expected for the full year.

SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     Software license fees are generally recognized when a signed contract has been received, the product has been shipped, the fee is fixed or determinable (based on vendor specific objective evidence), and collectibility is probable. Vendor specific objective evidence is based on the prices at which products and services are separately sold, as listed in our current price lists. Discounts from established prices are infrequent and require management approval. Revenue from maintenance agreements is deferred and recognized ratably over the term of the agreement. Consulting revenue is recognized as services are performed.

     STOCK-BASED COMPENSATION

     Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Compensation expense associated with awards to nonemployees is measured using the fair-value method.

                               EPRISE CORPORATION

NET LOSS PER SHARE

     PRO FORMA NET LOSS PER SHARE

     Pro forma net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. In addition, for purposes of pro forma net loss per share, all shares of Series A, B and C preferred stock, which were converted into common stock on a one-for-one basis at the time of the Company's initial public offering, have been treated as though they were common stock in all periods in which such shares were outstanding. In addition, no effect is given to accretion of the preferred stock for purposes of this computation.

     HISTORICAL NET LOSS PER SHARE

     Historical net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted amounts per share would include the impact of the Company's outstanding potential common shares, such as options and warrants (computed using the treasury stock method) and convertible preferred stock. However, the effect of these items would be antidilutive in all periods presented and are therefore excluded from the computation. Had such shares been included in the computation, weighted average shares would have increased by 2,175,017 shares in the quarter ended March 31, 2000.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's revenues are derived from various customers who generally are not required to provide collateral for amounts owed to the Company. The Company operates in one segment. The Company's customers are dispersed over a wide geographic area.

     For the quarter ended March 31, 2000, three customers accounted for 35% of the Company's revenue. For the quarter ended March 31, 1999, four customers accounted for 93% of the Company's revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     DERIVATIVE INSTRUMENTS

     On June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001.

     SOFTWARE REVENUE RECOGNITION

     In December 1998, the American Institute of Certified Public Accountants released Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to provide guidance related to determination of the allocation of revenues in multiple element contracts under certain circumstances. The Company adopted SOP 98-9 for its fiscal year beginning January 1, 2000. The adoption of SOP 98-9 does not have a material impact on the Company's financial position or its results of operations.

                               EPRISE CORPORATION

3. INCOME TAXES

     A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

     Statutory Federal rate benefit..................................(34)%
     State, net of Federal effect.................................... (6)
     Valuation allowance provided.................................... 40
                                                                     ---

     Effective rate.................................................. --%
                                                                     ===

4. STOCKHOLDERS' EQUITY

     On March 24, 2000, the Company completed its initial public offering of common stock. A total of 4,600,000 shares were sold at a price of $15.00 per share. The offering resulted in net proceeds to the Company of approximately $63.2 million, net of an underwriting discount of approximately $4.8 million and estimated offering expenses of approximately $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes which appear elsewhere in this report.

OVERVIEW

     Eprise, originally named Inner Circle Technologies and then NovaLink, was founded in 1992 as a provider of online interactive games. Between 1994 and 1997, our principal business shifted to creating and hosting Web sites for corporate clients. During this period, we encountered recurring problems arising out of the inadequacy of software tools that were commercially available to build and maintain Web sites. Realizing that there was an opportunity to streamline and automate these processes, we began to develop a software product called Eprise Participant Server to facilitate the construction and updating of Web sites. We shipped our first commercial product in early 1998. Eprise now markets and sells version 2.6 of Eprise Participant Server.

     We generate revenues from two principal sources: (1) license fees for our software products and (2) professional services and technical support revenues derived from consulting, implementation, training and maintenance services related to our software products. In the three months ended March 31, 2000, three customers accounted for 35% of our total revenues. In the three months ended March 31, 1999, four customers accounted for 93% of our total revenues.

     As our revenue generated from license sales has increased, our gross profit margins have improved. License revenue represented 86% of total revenue in the first quarter of 2000. License sales produce significantly higher margins than service sales due to nominal costs associated with licenses and their delivery.

     Software licenses. Customers typically pay an up-front, one-time fee for a perpetual non-exclusive license of our software. Generally, the amount of the fee is based on the number of licensed servers. To date, software license revenues have principally come from direct sales to customers. The sales cycle for our products is typically three to six months. Although we have limited historical financial data, we believe that our quarterly operating results may experience seasonal fluctuations due to clients' fiscal year budgeting cycles and purchasing patterns. Because of our server-based licensing, we experience significant variation in the size of our licensing transactions.

     We generally recognize license fee revenues upon delivery of the product. If the product is subject to acceptance and/or return and refund, we defer revenues until acceptance has occurred or the refund period has expired.

     Services. Services revenues consist principally of revenues derived from professional services associated with the implementation and integration of our software products, training of customers' employees and ongoing customer support, which primarily includes customer technical support services and product enhancements. We deliver professional services on either a fixed price basis or a time and materials basis. We generally complete implementation and training services within three to six months following license contract signing.

     We recognize revenues from professional services as such services are performed. We recognize maintenance revenues, which are invoiced annually in advance, ratably over the term of the maintenance agreement, which is generally 12 months. Our maintenance revenues currently account for less than 10% of total revenues. As part of these agreements, we provide product enhancements and technical support services to customers for an annual fee, which typically amounts to 20% of the license fee. While a 60-day warranty is included in the software license, maintenance agreements typically are entered into as of the date of the software license. Maintenance agreements are renewable at the discretion of the customer. As of March 31, 2000, there have been 48 customers who have entered into maintenance agreements with

Eprise. Of the 48 contracts, to date three have expired, and have not currently been renewed. The remaining contracts have not yet come up for renewal.

     Backlog. Delivery lead times for our products are very short and, consequently, substantially all of our license fee revenues in each quarter result from orders received in that quarter. Accordingly, we generally only maintain a backlog for our professional services and maintenance activities, and we believe that our backlog at any point in time is not a reliable indicator of future revenues and earnings.

     Cost of revenues. The costs associated with software licenses, including CDs and packaging, arise primarily from the production of software products, and have not been significant in any period presented, nor are they expected to be significant in the foreseeable future. Cost of services revenues consists primarily of salaries and related personnel costs and other allocated expenses of our consulting, support and training organizations, as well as costs related to servicing our legacy products.

     Research and development. We maintain a product development staff to enhance our existing products and to develop new products. Software costs are expensed as incurred until technological feasibility of the software is determined, after which any additional costs are capitalized. To date, we have expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have been minimal.

     Selling and marketing. We license our products primarily through our direct sales force. Selling and marketing expenses consist primarily of costs associated with personnel, sales commissions, office facilities, travel and promotional events such as trade shows, seminars and technical conferences, advertising and public relations programs.

     General and administrative. General and administrative expenses include salaries and related personnel expenses and other costs of the finance, human resources, information technology, and administrative functions at Eprise.

RESULTS OF OPERATIONS

The following table sets forth our operating results for the periods indicated as a percentage of revenues.

                                                         Three Months Ended
                                                             March 31,
                                                      2000               1999
                                                     ------             ------
Revenues:
   Software licenses .....................               86%                67%
   Services ..............................               14                 33
                                                     ------             ------
        Total revenues ...................              100                100
                                                     ------             ------
Cost of revenues .........................               36                 78
                                                     ------             ------
Gross profit .............................               64                 22
Operating expenses:
   Research and development ..............               36                353
   Selling and marketing .................              148                475
   General and administrative ............               37                226
                                                     ------             ------
        Total operating expenses .........              221              1,054
                                                     ------             ------
Operating loss ...........................             (157)            (1,032)
Other income (expense), net ..............               13                 34
                                                     ------             ------
Net loss .................................             (144)%             (998)%
                                                     ======             ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     Total revenues increased by 1,513.0% to approximately $2.6 million for the three months ended March 31, 2000 compared to $161,000 for the three months ended March 31, 1999. The increase was attributable to the release of Eprise Participant Server version 2.0, the first commercial release of this product, in the second quarter of 1999 and the consulting, training, and maintenance revenues generated by the license sales.

     Software licenses. Revenues from software licenses increased by 1,964.8% to approximately $2.2 million for the three months ended March 31, 2000 compared to $108,000 for the three months ended March 31, 1999. Software license revenues represented 86% and 67% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in revenues from software licenses was primarily due to the release of version 2.0 of Eprise Participant Server in April 1999 and the resulting increases in licenses delivered.

     Services. Revenues from services increased by 592.5% to $367,000 for the three months ended March 31, 2000 compared to $53,000 for the three months ended March 31, 1999. Services revenues represented 14% and 33% of total revenues for the three months ended March 31, 2000 and 1999, respectively. Approximately 62% of the increase in absolute dollars is attributable to consulting, 23% to training and 15% to maintenance revenue generated by new software license sales. The decrease as a percentage of total revenues is attributable to the fact that prior to the release of Participant Server, we derived the majority of our revenues from Web site development; supporting and operating, or hosting customer websites; and online interactive games.

     Cost of revenues. Cost of revenues, which primarily relate to services because costs of licenses are insignificant, increased by 631.7% to $922,000 for the three months ended March 31, 2000 compared to $126,000 for the three months ended March 31, 1999. Cost of revenues represented 36% and 78% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in absolute dollars was due to an increase in personnel in our technical consulting, technical support, and training organizations in the three months ended March 31, 2000. The decrease as a percentage of total revenues was primarily due to a larger percentage of total revenues being derived from software license fees (which have significantly higher gross profit margins) in the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

     Research and development. Research and development expenses increased by 65.3% to $939,000 for the three months ended March 31, 2000 compared to $568,000 for the three months ended March 31, 1999. Research and development expenses represented 36% and 353% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel and employee-related expenses incurred in the three months ended March 31, 2000 for the development of version 2.6 of Eprise Participant Server and future product releases.

     Selling and marketing. Selling and marketing expenses increased by 403.8% to approximately $3.9 million for the three months ended March 31, 2000 compared to $765,000 for the three months ended March 31, 1999. Selling and marketing expenses represented 148% and 475% of total revenues for the three months ended March 31, 2000 and 1999, respectively. Approximately 68% of the increase was attributable to an increase in the number of sales and sales support personnel as we expanded our direct sales force. In addition, approximately 20% of the increase was attributable to significant cost increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand.

     General and administrative. General and administrative expenses increased by 160.7% to $949,000 for the three months ended March 31, 2000 compared to $364,000 for the three months ended March 31, 1999. General and administrative expenses represented 37% and 226% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase primarily reflects personnel increases and the related costs associated with supporting our recent and anticipated revenue and headcount growth.

     Compensation cost for stock options. Options were granted during 1999 at exercise prices which were the best estimate of our board of directors as to the fair value of the underlying common stock on the date of grant. However, subsequent to the grant date, management concluded that for grants after the release of Eprise Participant Server version 2.0, these estimates may not have fully reflected the impact of this release. Management has determined that for grants made from May to August 1999, $3.93 is a more reliable estimate of the fair value of the common stock during this period. For grants made from August 1999 through the initial public offering, management determined that the mid-point of the preliminary price range for our anticipated public offering represented the best estimate of the fair value of the common stock during this period. For grants during 2000 and 1999, compensation cost aggregated approximately $1.4 million and $6.8 million, respectively, which will be amortized to expense over the four year vesting period of the option grants. For the three months ended March 31, 2000, compensation expense recorded related to these grants aggregated $424,000.

     Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings. The increase in other income between the two periods was the result of higher cash balances generated from our private placement financing in November 1999 and public offering in March 2000.

     Income taxes. During the three months ended March 31, 2000 and 1999, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period.

LIQUIDITY AND CAPITAL RESOURCES

     From our inception through 1997, we primarily financed our operations and met our capital expenditure requirements through funds generated from operations, funds borrowed from several stockholders and a director, and funds borrowed from Silicon Valley Bank. Since December 1997, we have raised approximately $38.0 million in venture capital and private placement funding and approximately $63.2 million in net proceeds from our initial public offering in order to expand the product development and sales and marketing efforts of the business.

     At March 31, 2000, our primary source of liquidity consisted of cash totaling approximately $83.8 million as well as accounts receivable of approximately $2.3 million. On March 24, 2000, we completed the initial public offering of our common stock and raised net cash proceeds of approximately $63.2 million. In addition, we had a borrowing agreement with Silicon Valley Bank that provided us with a working capital revolving line of credit and a capital equipment line of credit. The working capital line of credit, which expired on March 26, 2000, is in the process of being renewed. It is anticipated that the working capital line of credit, when renewed, will provide for borrowings up to a maximum amount equal to the lesser of $1.0 million or a percentage of eligible accounts receivable, will be subject to financial performance covenants, will bear interest at a rate per annum equal to the bank's prime rate plus 0.50%, and will be collateralized by all of our tangible assets. There have been no borrowings under the working capital line of credit. As of March 31, 2000, there was a term note outstanding relating to a previous equipment line of credit with Silicon Valley Bank totaling $143,195.

     Cash used in operating activities was $1.4 million and $1.6 million in the three months ended March 31, 2000 and 1999, respectively. Net cash used in operating activities is primarily attributable to the net losses incurred in both periods.

     Cash used in investing activities was approximately $964,000 and $76,000 in the three months ended March 31, 2000 and 1999, respectively. The cash used in investing activities was primarily used for purchases of computer systems and software for internal development used to support our growth, as well as furniture and equipment to accommodate the increased number of personnel.

     Cash provided by financing activities was approximately $63.7 million in the three months ended March 31, 2000. Cash used in financing activities was approximately $14,000 in the three months ended March 31, 1999. In March 2000, approximately $63.2 million was provided from the initial public offering, net of issuance and related costs.

     We currently anticipate that the net proceeds from the initial public offering, together with our current cash and equivalents and line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, additional dilution could result. In addition, any equity securities issued might have rights, preferences or privileges senior to our common stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on our financial statements. Eprise will adopt this accounting standard on January 1, 2001, as required.

     In December 1998, the American Institute of Certified Public Accountants released Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to provide guidance related to determination of the allocation of revenues in multiple element contracts under certain circumstances. Eprise adopted SOP 98-9 for its fiscal year beginning January 1, 2000. The adoption of SOP 98-9 does not have a material impact on our financial position or results of operations.

YEAR 2000 ISSUES

     We have designed Eprise Participant Server and its add-on modules to be Year 2000 compliant, and, as a result, to date we have not experienced Year 2000 problems related to these products. We licensed a precursor of Eprise Participant Server that may not be Year 2000 compliant to one customer, but have not been advised of any Year 2000 problems by such customer to date.

     The majority of the computer programs and hardware we currently use in our own internal operations did not require replacement or modification as a result of the Year 2000 issue.

     We believe that our significant vendors and service providers are Year 2000 compliant and have not, to date, been made aware that any of our significant vendors or service providers have suffered Year 2000 disruptions in their systems.

     Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result on any Year 2000 problems.

                                  RISK FACTORS

     You should carefully consider the risks described below together with the other information about Eprise in this report. If one or more of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected.

     Some of the statements under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report constitute forward-looking statements. These statements are identified by terminology such as "may," "will," "could," "should," "expects," "plans," "intends," "seeks," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various important factors, including the risks outlined below. These factors may cause our actual results to differ materially from any forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statement to actual results.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, AND MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We incurred net losses of $3.7 million for the quarter ended March 31, 2000 and $6.6 million for the year ended December 31, 1999. As of March 31, 2000, we had an accumulated deficit of $39.9 million. We have not yet achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant research and development, selling and marketing, and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes to those statements found elsewhere in this report.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

     Eprise was founded in 1992 as a provider of online interactive games. We made the transition to our current business in 1997 and, as a result, have a limited operating history. We are still in the early stages of our development, which makes the evaluation of our business operations and our prospects difficult. We shipped our first commercial Web content management software product in February 1998. Since that time, we have derived substantially all of our revenues from licensing our Eprise Participant Server product and related services. As a result of our limited operating history, we cannot forecast operating expenses based on our historical results. Our ability to forecast accurately our quarterly revenue is limited because our software products have a long sales cycle, making it difficult to predict the quarter in which sales revenue will be recognized. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections, and that net losses in a given quarter could be even greater than expected.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND YOU SHOULD NOT RELY ON THEM TO PREDICT OUR FUTURE PERFORMANCE.

     Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

- demand for our products and services;

- the timing of sales of our products and services;

- the timing of customer orders and product implementation;

- unexpected delays in introducing new products and services;

- increased expenses, whether related to selling and marketing, research and development or general and administrative;

- changes in the rapidly evolving market for Web content management solutions;

- the mix of product license and service revenue; and

- the timing and size of sales derived through our strategic partners.

     Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

     We plan to increase our operating expenditures to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter could be greater than expected. Although we have limited historical financial data, we believe that our quarterly operating results may experience seasonal fluctuations due to clients' fiscal year budgeting cycles and purchasing patterns.

ONLY A LIMITED NUMBER OF CUSTOMERS HAVE LICENSED OUR PRODUCT, AND OUR WEB CONTENT MANAGEMENT SOLUTION MAY NEVER ACHIEVE BROAD MARKET ACCEPTANCE.

     We first introduced Eprise Participant Server in February 1998 and delivered a second major release in April 1999. To date, only a limited number of customers have licensed Eprise Participant Server, and an even smaller number are operating Web sites using the most recent version. Therefore, we have not demonstrated broad market acceptance of Eprise Participant Server. If our product does not gain broad market acceptance, or if it fails to meet customer expectations, our business would be harmed.

A LARGE PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM A LIMITED NUMBER OF CUSTOMERS.

     Although we believe that our customer concentration will decrease as we continue to build our client base, we expect that a small number of customers will continue to account for a substantial portion of revenues in the near term. As a result, our inability to secure major customers during a given period or the loss of existing customers could have a material adverse effect on our business, financial condition or results of operations. Our largest customer in 1998, American Express, accounted for 58% of our revenues for the year ended December 31, 1998. Two of our customers accounted for an aggregate of 23% of our revenues for the year ended December 31, 1999. Three of our customers accounted for an aggregate of 35% of our revenues for the quarter ended March 31, 2000.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DIRECT SALES AND SERVICES ORGANIZATIONS, WE MAY NOT BE ABLE TO INCREASE OUR SALES OR SUPPORT OUR CUSTOMERS.

     In the fiscal year ended December 31, 1999, we licensed substantially all of our products through our direct sales organization. As of March 31, 2000, we had 23 direct sales representatives. Our future success depends on substantially increasing the size and scope of our direct sales force, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. As of March 31, 2000, our customer service and support organization included 24 individuals. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

IF WE DO NOT SUCCESSFULLY MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH INDIRECT SALES CHANNELS, OUR SALES COULD DECLINE OR GROW MORE SLOWLY THAN EXPECTED.

     To offer products and services to a larger customer base, our direct sales force must establish and expand relationships with alliance partners, including systems integrators, consulting firms, Web developers and application service providers who build customer solutions based on Eprise Participant Server. We must also build relationships, which we refer to as original equipment manufacturer or OEM relationships, with companies offering complementary products that can package our software along with their products. We are currently investing, and we intend to continue to invest, significant resources to develop these relationships. If our efforts are unsuccessful, our sales growth would be adversely affected. We cannot guarantee that we will be able to market our products effectively through our established partners. Further, these third parties are under no obligation to recommend or support our products. These companies could recommend or give higher priority to the products of other companies or to their own products. A significant shift by these companies toward favoring competing products could negatively affect our license and service revenues. We cannot guarantee that we will be able to attract additional distribution partners for desired distribution arrangements. The loss of distribution partners or failure to establish new relationships could materially adversely affect our business, operating results and financial condition.

WE NEED TO MANAGE OUR GROWTH EFFECTIVELY TO REMAIN COMPETITIVE AND CONTINUE TO EXPAND OUR OPERATIONS.

     We have expanded our operations rapidly since inception. We intend to expand in the foreseeable future to pursue existing and potential opportunities. This rapid growth places a significant demand on management, administrative and operations resources. Our ability to compete effectively and to manage our anticipated future growth requires us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We recently hired a significant number of employees, and must continue to add personnel to maintain our ability to grow in the future. We cannot guarantee that we will be able to do so successfully. Failure to manage our growth effectively could have a material adverse effect upon our business, operating results and financial condition.

WE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A TIGHT LABOR MARKET.

     Qualified personnel are in great demand throughout the computer software, hardware and networking industries. The demand for qualified personnel is particularly acute in the New England area because of the large number of software and other high technology companies and the low unemployment rate in the region. Our success depends in large part upon our ability to attract, train, motivate and retain highly-skilled employees, particularly sales and marketing personnel, software engineers, and technical support personnel. We have had difficulty hiring these highly-skilled employees in the past. If we are unable to attract and retain the highly-skilled technical personnel that are integral to our sales, marketing, product development and customer support teams, the rate at which we can generate sales and develop new products or product enhancements may be limited. This inability could have a material adverse effect on our business, operating results and financial condition.

COMPETITION COULD REDUCE OUR REVENUES AND MARKET SHARE, AND PREVENT US FROM EXPANDING IN THE FUTURE.

     The market for Web content management software and services is rapidly evolving and highly competitive and there are a number of products that compete directly with our software solutions. Our clients' requirements and the technology available to satisfy those requirements continually change. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do. This may enable them to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products. In addition, other companies could develop new products or incorporate additional functionality into their existing products that could directly compete with our products. Barriers to entering the software market are relatively low. Furthermore, cooperative relationships among our competitors could increase their ability to address the Web site content management needs of our prospective customers, and they could rapidly acquire significant market share. We cannot guarantee that we will compete successfully against existing or new competitors. Further, competitive pressures may require us to lower the prices of our software and services. Failure to compete successfully would have a material adverse effect on our business, operating results and financial condition.

IF WE ARE UNABLE TO ENHANCE AND EXPAND OUR PRODUCT LINE TO MEET THE RAPID CHANGES IN THE MARKET FOR WEB CONTENT MANAGEMENT TECHNOLOGY, OUR BUSINESS WILL BE UNABLE TO GROW.

     To succeed, we will need to enhance our current Eprise Participant Server product and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our customers. The market for our products is marked by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products or new product enhancements compliant with present or emerging Internet technology standards. New products based on new technologies or new industry standards can rapidly render existing products obsolete and unmarketable. Internet commerce technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing, testing and releasing enhanced or new products could harm our business. New products or upgrades may not be released according to schedule or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. If we do not develop, license or acquire new software products, or deliver enhancements to existing products on a timely and cost-effective basis, our business will be harmed.

WE HAVE RELIED ON AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR EPRISE PARTICIPANT SERVER LINE FOR OUR REVENUES.

     Since 1998, we have derived substantially all of our revenues from licenses of, and services related to, Eprise Participant Server. We expect that revenues from this product will continue to account for a significant portion of our revenues for the foreseeable future. A decline in the price of Eprise Participant Server or our inability to increase license sales of Eprise Participant Server would seriously harm our business and operating results. In addition, our future financial performance will depend upon the successful development, introduction and customer acceptance of enhanced versions of Eprise Participant Server and future products. Failure to deliver the enhancements or products that customers want could have a material adverse effect on our business, operating results and financial condition.

OUR LENGTHY SALES CYCLES REQUIRE EXPENDITURE OF RESOURCES THAT WILL NOT NECESSARILY RESULT IN A SALE.

     We typically experience long sales cycles. These sales cycles generally vary by customer from three to six months. Because the licensing of our products generally involves a significant capital expenditure by the customer, our sales process is subject to lengthy approval processes and delays. We often devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, without any assurance that the prospective customer will decide to license our products.

YEAR 2000 PROBLEMS MAY CAUSE PRODUCT ERRORS OR FAILURES THAT COULD DIVERT PERSONNEL AND FINANCIAL RESOURCES.

     We have designed Eprise Participant Server and its add-on modules to be Year 2000 compliant and have not been advised of any Year 2000 issues related to those products. One prototype product (a precursor of Eprise Participant Server), which was licensed to one customer and may currently be in use, may not be Year 2000 compliant and may need to be upgraded or its use discontinued. We have not been advised of any Year 2000 problems by this customer to date. Further, although we have not been made aware of any Year 2000 problem relating to the hardware and software used by our customers in connection with our products to date, these problems may exist. Should any of these problems develop, they may have a material adverse effect on our business, operating results and financial condition.

     In addition, we utilize software, computer technology and other services internally developed and provided by third party vendors that may have Year 2000 issues. Although we have not experienced any of these problems to date, the failure of our internal computing systems or of systems provided by third party vendors to be Year 2000 compliant could materially adversely affect our business.

IF OUR PRODUCTS FAIL TO REMAIN COMPATIBLE WITH MAJOR COMMERCIAL OPERATING PLATFORMS, OUR SALES WOULD DECREASE.

     Our products currently operate on the Microsoft Windows NT and Sun Solaris operating systems. In addition, our products are required to interoperate with Web servers, browsers and database servers. We must, therefore, continually modify and enhance our products to keep pace with changes in these operating systems and servers. If our products are not compatible with new operating systems, Web servers, browsers or database servers that achieve sufficient market penetration, our business will be harmed. In addition, uncertainties related to the timing and nature of new product announcements, or introductions or modifications by vendors of operating systems or browsers, could also harm our business.

POTENTIAL DEFECTS IN OUR PRODUCTS COULD CAUSE SALES TO DECREASE AND COULD SUBJECT US TO FUTURE WARRANTY CLAIMS.

     Our products are complex and might contain undetected software errors or failures when new versions are released. We cannot guarantee that, despite testing by us and by current and prospective customers, we will not find errors in existing products, new products or product enhancements after commercial release. These errors may result in loss or delay of market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

IF WE LOSE ANY KEY PERSONNEL, OR FAIL TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, WE MAY BE UNABLE TO CONTINUE EXPANDING OUR BUSINESS AND PRODUCT LINE.

     The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. We do not maintain key person life insurance on any executive officers other than our Chief Executive Officer and Chief Technology Officer. We cannot guarantee that we will be able to retain our key personnel. Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for these individuals is intense, and there can be no assurance that we can attract, assimilate or retain them in the future.

WE HAVE A LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND OTHERS COULD INFRINGE ON OR MISAPPROPRIATE OUR PROPRIETARY RIGHTS AND INFORMATION.

     Our software is proprietary and is protected by trade secret, copyright and trademark laws, license agreements, confidentiality agreements with employees and nondisclosure and other contractual requirements imposed on our customers, consulting partners and others. We cannot guarantee that these protections will adequately protect our proprietary rights or that our competitors will not independently develop products that are substantially equivalent or superior to our products. In addition, the laws of countries in which our products may be licensed in the future may not protect our products and intellectual property rights to the same extent as the laws of the United States. Although we believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us. The cost of pursuing, enforcing or defending infringement claims can be substantial and can also require significant management attention.

                     RISKS RELATED TO THE INTERNET INDUSTRY

IF THE USE OF THE INTERNET DOES NOT EXPAND, THE DEMAND FOR OUR PRODUCTS MAY STAGNATE OR DECLINE.

     Our future success depends heavily on the Internet being accepted and widely used. If Internet use does not continue to grow or grows more slowly than expected, our business, operating results and financial condition would be materially adversely affected. Consumers and businesses may reject the Internet as a viable communications medium for a number of reasons, including potentially inadequate network infrastructure, security concerns, slow development of enabling technologies or insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols required to handle an increased level of Internet activity or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

WE CANNOT BE SURE THAT A SUSTAINABLE MARKET FOR OUR PRODUCTS WILL DEVELOP.

     The market for Web content management software and services is new and rapidly evolving, and the size and potential growth of this new market and the direction of its development are uncertain. We have licensed our products to a small number of customers. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Enterprises that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. Any of these factors could inhibit the growth and market acceptance of our products and services. Accordingly, we cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable.

IF THE INTERNET OR E-COMMERCE BECOMES SUBJECT TO GOVERNMENTAL REGULATION OR OTHER FUTURE LAWS, USE OF AND DEMAND FOR OUR PRODUCTS COULD DECLINE.

     We are not currently required to comply with direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and any laws or regulations directly applicable to the Internet. However, due to the increasing popularity of the Internet, it is possible that laws may be adopted regarding the Internet, any of which could materially harm our business. For example, because our products can be used for the solicitation of personal data from individual consumers, our business could be limited by laws regulating the solicitation, collection or processing of this data. The Telecommunications Act of 1996 prohibits the transmission of some types of information and content over the Internet. Legislation imposing potential liability for information collected or disseminated through our products could adversely affect our business. In addition, the increased attention focused upon liability issues as a result of the Telecommunications Act could limit the growth of Internet commerce, which could decrease demand for our products.

     Export regulations, either in their current form or as may be subsequently enacted, may limit our ability to distribute our software outside the United States. The unlawful export of our software could also harm our business. Although we take precautions against unlawful export of our software, the global nature of the Internet makes if difficult to effectively control the distribution of software.

     Furthermore, the growth and development of the Internet may lead to more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of any additional laws may decrease Internet use or impede the growth of Internet use, which may lead to a decrease in the demand for our products and services or an increase in the cost of doing business. Further, the imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products. Although recent federal legislation limits the imposition of state and local taxes on Internet-related sales, there is a possibility that Congress may not renew this legislation, in which case state and local governments would be free to impose taxes on goods and services purchased on the Internet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Eprise invests cash balances in excess of operating requirements in short-term securities, generally with maturities of one year or less. At March 31, 2000, there was a term note outstanding relating to a previous equipment line of credit with Silicon Valley Bank totaling $143,195. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

     Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. At March 31, 2000, we were not a party to any derivative arrangement and we do not engage in trading, market-making or other speculative activities in the derivatives markets. We do not engage in regular hedging activities to minimize the impact of any foreign currency fluctuations.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Recent Sales of Unregistered Securities

     From January 1, 2000 through March 31, 2000, the Company issued and sold an aggregate of 3,936,862 shares of its common stock to employees and directors for aggregate consideration of approximately $900,609 pursuant to exercises of options granted under its 1994 Stock Option Plan and its 1997 Stock Option Plan. No underwriters were involved in the foregoing sales of securities. Such sales of unregistered securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, and Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

     From January 1, 2000 through March 31, 2000, the Company issued and sold an aggregate of 28,713 shares of its common stock to various warrant holders for aggregate consideration of approximately $112,842 pursuant to exercises of warrants granted prior to January 1, 2000. No underwriters were involved in the foregoing sales of securities. Such sales of unregistered securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

(b)  Use of Proceeds from Sales of Registered Securities

     On March 29, 2000 the Company closed the initial public offering of its common stock. The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-94777) that was declared effective by the Securities and Exchange Commission on March 23, 2000. The 4,000,000 shares offered by the Company under the Registration Statement were sold to the public at a price of $15.00 per share. Deutsche Bank Securities Inc., Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, and Wit SoundView, as representatives of the several underwriters of the offering, also exercised an overallotment option on March 29, 2000 for 600,000 shares. The overallotment shares were sold to the public at a price of $15.00 per share. The aggregate proceeds from the offering were $69.0 million. In connection with the offering the Company paid an aggregate of $4.8 million in underwriting discounts and commission to the underwriters. In addition, the expenses incurred in connection with the offering were approximately $1.0 million, including $300,000 legal costs, $230,000 accounting costs, $300,000 printing costs, and $130,000 registration, filing and related costs.

     After deducting the underwriting discounts and commission and the offering expenses described above, the Company received net proceeds from the offering of approximately $63.2 million. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director or officer of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

     The proceeds are intended to be used for working capital and general corporate purposes. Pending these uses, the net proceeds have been invested in short-term, investment-grade, interest-bearing instruments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to an Action by Written Consent of Stockholders of the Company dated January 5, 2000, the holders of 7,018,530 shares of the Company's common stock (out of 10,473,224 shares outstanding), 10,262,604 shares of the Company's Series A convertible preferred stock (out of 10,515,925 shares outstanding), 14,200,000 shares of the Company's Series B convertible preferred stock (out of 14,320,446 shares outstanding), and 9,071,495 shares of the Company's Series C convertible preferred stock (out of 16,233,766 shares outstanding) ratified and approved the vote of the board of directors of the Company taken on December 1, 1999 increasing the number of shares of common stock of the Company reserved under the Company's 1997 Stock Option Plan.

     At the annual meeting of stockholders held on February 17, 2000, the following matters were approved by the requisite vote of the stockholders.

a) Adoption of the Company's Fourth Amended and Restated Certificate of Incorporation. (Holders of 43,517,720 shares of common stock, Series A convertible preferred stock, Series B convertible preferred stock, and Series C convertible preferred stock voted by proxy in favor of this proposal, including 10,515,925 shares of Series A convertible preferred stock, 14,320,446 shares of Series B convertible preferred stock and 13,288,069 shares of Series C convertible preferred stock. Holders of 110,389 shares voted by proxy against this proposal, including 48,702 shares of Series C convertible preferred stock. Holders of 66,187 shares abstained by proxy, including 61,687 shares of Series C convertible preferred stock.)

b) Adoption of the Company's Amended and Restated By-laws, subject to the completion of the Company's initial public offering. (Holders of 43,540,447 shares of common stock, Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock voted by proxy in favor of this proposal, including 10,515,925 shares of Series A convertible preferred stock, 14,320,446 shares of Series B convertible preferred stock and 13,310,796 shares of Series C convertible preferred stock. Holders of 48,702 shares voted by proxy against this proposal, including 48,702 shares of Series C convertible preferred stock. Holders of 59,694 shares abstained by proxy, including 38,960 shares of Series C convertible preferred stock.)

c) Adoption of the Company's 2000 Non-Employee Director Stock Option Plan. (Holders of 43,430,698 shares of common stock, Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock voted by proxy in favor of this proposal, including 13,286,047 shares of Series C convertible preferred stock, voting as a separate class. Holders of 176,677 shares voted by proxy against this proposal, including 91,677 of Series C convertible preferred stock. Holders of 20,734 shares of Series C convertible preferred stock abstained by proxy.)

d) Adoption of the Company's 2000 Employee Stock Purchase Plan. (Holders of 43,624,109 shares of common stock, Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock voted by proxy in favor of this proposal, including 13,394,458 shares of Series C convertible preferred stock, voting as a separate class. Holders of 4,000 shares of Series C convertible preferred stock voted by proxy against this proposal.)

e) Approval of the amendment and restatement of the Company's 1997 Stock Option Plan. (Holders of 43,617,616 shares voted by proxy in favor of this proposal. Holders of 4,000 shares voted by proxy against this proposal. Holders of 10,493 shares abstained by proxy.)

f) The designation of eight as the number of directors constituting the Board of Directors of the Company. (Holders of 41,102,940 shares voted by proxy in favor of this proposal. Holders of 2,476,467 shares voted by proxy against this proposal. Holders of 48,702 shares abstained by proxy.)

g) The election of the following persons to the Board of Directors of the Company to hold office until their successors are duly elected and qualified: Deborah M. Besemer, Edson D. de Castro, Robert C. Fleming, Joseph A. Forgione, Alain J. Hanover, Nicholas A. Papantonis, Jonathan B. Radoff and Joseph Tischler. (Holders of 43,571,291 shares voted by proxy in favor of this proposal. Holders of 40,584 shares voted by proxy against this proposal. Holders of 16,234 shares abstained by proxy.)

h) The allocation of the members of the Board of Directors among three classes to serve for staggered three-year terms, as follows, with the initial terms of the directors comprising the respective classes expiring upon the election and qualification of their successors at the annual meetings of stockholders held following the fiscal years ending December 31, 2000, 2001 and 2002, respectively:

     Class I: Robert C. Fleming, Nicholas A. Papantonis, Joseph Tischler Class II: Deborah M. Besemer, Edson D. de Castro, Alain J. Hanover Class III: Joseph A. Forgione, Jonathan B. Radoff

     (Holders of 43,601,758 shares voted by proxy in favor of this proposal. Holders of 8,117 shares voted by proxy against this proposal. Holders of 18,234 shares abstained by proxy.)

i) Ratification of Independent Auditors. (Holders of 43,609,875 shares voted by proxy in favor of this proposal. Holders of 18,234 shares abstained by proxy.)

     Pursuant to an Action by Written Consent of Stockholders of the Company dated March 13, 2000, the holders of 7,111,030 shares of the Company's common stock (out of 10,806,099 shares outstanding), 10,262,604 shares of the Company's Series A convertible preferred stock (out of 10,515,925 shares outstanding), 14,200,000 shares of the Company's Series B convertible preferred stock (out of 14,320,446 shares outstanding), and 9,136,430 shares of the Company's Series C convertible preferred stock (out of 16,233,766 shares outstanding) ratified and approved:

a) the amendment of the Company's Fourth Amended and Restated Certificate of Incorporation to effect a 1-for-2.55 reverse stock split of the corporation's common stock, subject to the completion of the Company's initial public offering; and

b) the further amendment and restatement of the Company's Fourth Amended and Restated Certificate of Incorporation to (1) decrease the number of authorized shares of capital stock of the Company; and (2) restate the designations and the powers, privileges and rights, and the qualifications, limitations, or restrictions with respect to each class of capital stock of the Company and authorize the board of directors of the Company to designate and issue shares of preferred stock from time to time without further approval of the stockholders of the Company, subject to the completion of the Company's initial public offering.

     Pursuant to an Action by Written Consent of Stockholders of the Company dated March 22, 2000, the holders of 6,961,030 shares of the Company's common stock (out of 11,172,789 shares outstanding), 10,262,604 shares of the Company's Series A convertible preferred stock (out of 10,515,925 shares outstanding), 14,200,000 shares of the Company's Series B convertible preferred stock (out of 14,320,446 shares outstanding), and 9,071,495 shares of the Company's Series C convertible preferred stock (out of 16,233,766 shares outstanding) ratified and approved the amendment of the service requirement provision of the Company's 2000 Employee Stock Purchase Plan to provide that, for the first offering period only, any person who is an employee on the first day of such offering period and who otherwise meets the eligibility requirements of the Plan shall be eligible to participate in such offering period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.          Description
-----------          -----------

27.1                 Financial Data Schedule

(b) The Company filed no reports on Form 8-K for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EPRISE CORPORATION

Dated:  May 10, 2000                /s/  Joseph A. Forgione
                                    -------------------------------------------
                                    Joseph A. Forgione
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Dated:  May 10, 2000                /s/  Milton A. Alpern
                                    -------------------------------------------
                                    Milton A. Alpern
                                    Vice President, Finance and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)