Form 10-Q
period 2000-06-30
EPRISE CORP
filed 2000-08-11
CIK 1098937

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                                           OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________



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

                               Yes  X     No
                                   ---       ---

Indicate by check mark whether the Registrant has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 4, 2000, there were 25,144,673 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                               EPRISE CORPORATION
        FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000



                                TABLE OF CONTENTS

                                                                       PAGE NO.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets as of
          June 30, 2000 and December 31, 1999                               3

          Condensed Consolidated Statements of Operations for the Three
          Months and Six Months Ended June 30, 2000 and June 30, 1999       4

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 2000 and June 30, 1999                      5

          Notes to Condensed Consolidated Financial Statements              6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK                                                22



                           PART II. OTHER INFORMATION



ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                        23

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 24


SIGNATURES                                                                 25

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS


                               EPRISE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 JUNE 30,          DECEMBER 31,
                                                   2000                1999
                                                ----------         ------------

ASSETS
Current assets:
 Cash and cash equivalents                        $ 79,203             $ 22,456
 Accounts receivable (less allowance
  for doubtful accounts of $257 and $189
  at June 30, 2000 and December 31, 1999,
  respectively)                                      4,044                2,045
 Due from related parties                               37                   58
 Prepaid expenses and other current assets           1,281                  317
                                                  --------             --------
     Total current assets                           84,565               24,876

Property and equipment, net                          2,077                  613
Other assets, net                                      104                   45
                                                  --------             --------
Total assets                                      $ 86,746             $ 25,534
                                                  ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Current portion of equipment line of credit      $     86             $     86
 Accounts payable                                    1,474                  148
 Accrued compensation and benefits                   1,408                  597
 Other accrued expenses                              1,913                  495
 Deferred revenue                                    1,394                  572
                                                  --------             --------
     Total current liabilities                       6,275                1,898
Long-term equipment line of credit,
 less current portion                                   36                   79
                                                  --------             --------
Total liabilities                                    6,311                1,977
                                                  --------             --------
Redeemable convertible preferred
  stock (Aggregate liquidation
  preference of $38,818)                                --               35,316
Stockholders' equity (deficiency):
 Common stock, $.001 par value; 90,000 and
   58,500 shares authorized at June 30, 2000
   and December 31, 1999, respectively;
   25,159 and 2,838 shares issued and
   outstanding at June 30, 2000 and
   December 31, 1999, respectively                      25                    3
 Additional paid-in capital                        124,845               24,332
 Accumulated deficit                               (43,854)             (36,025)
 Notes receivable from officers                       (576)                 (69)
 Other comprehensive income (loss)                      (5)                  --
                                                  --------             --------
Total stockholders' equity (deficiency)             80,435              (11,759)
                                                  --------             --------
Total liabilities and stockholders'
  equity (deficiency)                             $ 86,746             $ 25,534
                                                  ========             ========



See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                   JUNE 30,                        JUNE 30,
                                                                           ------------------------        ------------------------
                                                                            2000            1999             2000            1999
                                                                           -------        ---------        --------        --------

Revenues:
  Software licenses                                                        $  3,600        $    223        $  5,830        $    331
  Services                                                                    1,079             305           1,446             358
                                                                           --------        --------        --------        --------
   Total net revenues                                                         4,679             528           7,276             689
Cost of revenues (includes compensation costs of $64
  and $75 for stock options in 2000, respectively)                            1,721             161           2,643             287
                                                                           --------        --------        --------        --------
Gross Profit                                                                  2,958             367           4,633             402

Operating expenses:
  Research and development (includes compensation
    costs of  $58 and $110 for stock options in 2000,
    respectively)                                                             1,343             545           2,282           1,113
  Selling and marketing (includes compensation costs
    of $285 and $553 for stock options in 2000,
    respectively)                                                             5,602           1,099           9,456           1,864
  General and administrative (includes compensation
    costs of  $122 and $215 for stock options in 2000,
    respectively)                                                             1,283             410           2,232             774
                                                                           --------        --------        --------        --------
    Total operating expenses                                                  8,228           2,054          13,970           3,751
                                                                           --------        --------        --------        --------
Operating loss                                                               (5,270)         (1,687)         (9,337)         (3,349)
Other income (expense):
  Interest income                                                             1,288              42           1,623             103
  Interest expense and other                                                    (18)             (9)            (21)            (15)
                                                                           --------        --------        --------        --------
    Other income, net                                                         1,270              33           1,602              88
                                                                           --------        --------        --------        --------
Net loss                                                                     (4,000)         (1,654)         (7,735)         (3,261)
Accretion of redeemable convertible preferred stock                            --                (5)            (94)            (10)
                                                                           --------        --------        --------        --------

Loss to common stockholders                                                $ (4,000)       $ (1,659)       $ (7,829)       $ (3,271)
                                                                           ========        ========        ========        ========

Loss per share (Note 2)                                                    $  (0.16)       $  (0.74)       $  (0.51)       $  (1.46)
                                                                           ========        ========        ========        ========

Weighted-average common shares outstanding (Note 2)                          25,163           2,245          15,363           2,241
                                                                           ========        ========        ========        ========

Pro forma loss per share (Note 2)                                          $  (0.16)       $  (0.14)       $  (0.35)       $  (0.27)
                                                                           ========        ========        ========        ========

Pro forma weighted-average common shares outstanding
     (Note 2)                                                                25,163          11,985          22,659          11,981
                                                                           ========        ========        ========        ========




See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             2000        1999
                                                           ---------   --------

Cash flows from operating activities
  Net loss                                                 $ (7,735)   $ (3,261)
  Adjustments to reconcile net loss
    to net cash used for
    operating activities:
    Depreciation and amortization                               225          79
    Provision for doubtful accounts                              98        --
    Compensation cost for stock options                         953        --
    Loss on disposal of fixed assets                           --             4
    Increase (decrease) in cash from:
      Accounts receivable                                    (2,097)       (208)
      Due from related parties                                   21        --
      Prepaid expenses and other current
        assets                                                 (964)        (18)
      Other assets                                              (59)          3
      Accounts payable                                        1,326         (25)
      Accrued expenses                                        2,224         258
      Deferred revenue                                          822          86
                                                           --------    --------
        Net cash used for operating activities               (5,186)     (3,082)
                                                           --------    --------

Cash flows from investing activities:
  Purchases of property and equipment                        (1,689)       (198)
  Proceeds from sales of property and equipment                --          --
                                                           --------    --------
        Net cash used for investing activities               (1,689)       (198)
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
    issuance costs                                           63,152        --
  Payments on notes payable                                     (43)        (36)
  Proceeds from exercise of stock options                       336           4
  Proceeds from exercise of warrants                            113        --
  Repayments of stock holder notes                               66        --
  Payments for repurchase of unvested common stock               (2)       --
                                                           --------    --------
        Net cash provided by (used for) financing
         activities                                          63,622         (32)
                                                           --------    --------
Net increase (decrease) in cash                              56,747      (3,312)

Cash and cash equivalents, beginning of period               22,456       6,357
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 79,203    $  3,045
                                                           ========    ========

Supplemental disclosures of cash flow information -
 cash paid for interest                                    $     22    $     11
                                                           ========    ========
Summary of noncash investing and financing activities
  Issuance of stock for notes receivable                   $    573         $--
                                                           ========    ========



See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements and related footnotes included in the Company's prospectus dated March 23, 2000.

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

                               EPRISE CORPORATION

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     HISTORICAL NET LOSS PER SHARE

     Historical net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted amounts per share would include the impact of the Company's outstanding potential common shares, such as options and warrants (computed using the treasury stock method) and convertible preferred stock. However, the effect of these items would be antidilutive in all periods presented and are therefore excluded from the computation. Had such shares been included in the computation, weighted average shares would have increased by 1,794,176 shares in the six months ended June 30, 2000.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's revenues are derived from various customers who generally are not required to provide collateral for amounts owed to the Company. The Company operates in one segment. The Company's customers are dispersed over a wide geographic area.

     For the three-month and six-month periods ended June 30, 2000, there were no customers who individually accounted for more than 10% of the Company's revenue. For the three-month and six-month periods ended June 30, 1999, five customers accounted for 80% and four customers accounted for 66% of the Company's revenue, respectively.

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

                               EPRISE CORPORATION

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     SEC VIEWS ON REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which sets forth the SEC's views on appropriate revenue recognition practices. The Company believes that its current revenue recognition practices are in accordance with accounting principles generally accepted in the United States and does not expect any impact when the bulletin becomes effective.

3. INCOME TAXES

     A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

     Statutory Federal rate benefit..................................(34)%
     State, net of Federal effect.....................................(6)
     Valuation allowance provided.....................................40
                                                                      --
     Effective rate.................................................. --%
                                                                      ==

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

OVERVIEW

     Eprise, originally named Inner Circle Technologies and then NovaLink, was founded in 1992 as a provider of online interactive games. Between 1994 and 1997, our principal business shifted to creating and hosting Web sites for corporate clients. During this period, we encountered recurring problems arising out of the inadequacy of software tools that were commercially available to build and maintain Web sites. Realizing that there was an opportunity to streamline and automate these processes, we began to develop a software product called Eprise Participant Server to facilitate the construction and updating of Web sites. We shipped our initial product in early 1998. Eprise now markets and sells version 2.6 of Eprise Participant Server.

     We generate revenues from two principal sources: (1) license fees for our software products and (2) professional services and technical support revenues derived from consulting, implementation, training and maintenance services related to our software products. In the three-month and six-month periods ended June 30, 2000, there were no individual customers accounting for 10% or more of our total revenues. In the three-month and six-month periods ended June 30, 1999, five customers represented 80% and four customers represented 66% of our total revenues, respectively.

     As our revenue generated from license sales has increased, our gross profit margins have improved. License revenue represented 80% of total revenue in the first six months of 2000. License sales produce significantly higher margins than service sales due to nominal costs associated with licenses and their delivery.

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

     We recognize revenues from professional services as such services are performed. We recognize maintenance revenues, which are invoiced annually in advance, ratably over the term of the maintenance agreement, which is generally 12 months. Our maintenance revenues currently account for less than 10% of total revenues. As part of these agreements, we provide product enhancements and technical support services to customers for an annual fee, which typically amounts to 20% of the license fee. While a 60-day warranty is included in the software license, maintenance agreements typically are entered into as of the date of the software license. Maintenance agreements are renewable at the discretion of the customer. As of June 30, 2000, there have been 72 customers who have entered into maintenance agreements with

Eprise. Of the 72 contracts, to date seven have expired, and 2 have currently been renewed. The remaining contracts have not yet come up for renewal.

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

RESULTS OF OPERATIONS

The following table sets forth our operating results for the periods indicated as a percentage of revenues.


                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                          ------------------   ----------------
                                            2000     1999       2000      1999
                                            ----     ----       ----      ----
Revenues:
   Software licenses ...................      77%       42%       80%       48%
   Services ............................      23        58        20        52
                                            ----      ----      ----      ----
        Total revenues .................     100       100       100       100
                                            ----      ----      ----      ----
Cost of revenues .......................      37        30        36        42
                                            ----      ----      ----      ----
Gross profit ...........................      63        70        64        58
Operating expenses:
   Research and development ............      29       103        31       162
   Selling and marketing ...............     120       208       130       270
   General and administrative ..........      27        79        31       112
                                            ----      ----      ----      ----
        Total operating expenses .......     176       390       192       544
                                            ----      ----      ----      ----
Operating loss .........................    (113)     (320)     (128)     (486)
Other income (expense), net ............      27         6        22        13
                                            ----      ----      ----      ----
Net loss ...............................     (86)%    (314)%    (106)%    (473)%
                                            ====      ====      ====      ====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

     Total revenues increased by 786.2% to approximately $4.7 million for the three months ended June 30, 2000 compared to $528,000 for the three months ended June 30, 1999. The increase was attributable to the release of Eprise Participant Server version 2.0, the first commercial release of this product, in the second quarter of 1999 and the consulting, training, and maintenance revenues generated by the license sales to our growing customer base.

     Software licenses. Revenues from software licenses increased by 1,514.3% to approximately $3.6 million for the three months ended June 30, 2000 compared to $223,000 for the three months ended June 30, 1999. Software license revenues represented 77% and 42% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in revenues from software licenses was primarily due to the release of version 2.0 of Eprise Participant Server in April 1999 and the resulting increases in licenses delivered, in addition to follow-on orders received from our existing customers.

     Services. Revenues from services increased by 253.8% to approximately $1.1 million for the three months ended June 30, 2000 compared to $305,000 for the three months ended June 30, 1999. Services revenues represented 23% and 58% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Approximately 60% of the increase in absolute dollars is attributable to consulting, 28% to training and 13% to maintenance revenue generated by new software license sales. The decrease as a percentage of total revenues is attributable to the fact that prior to the release of Participant Server, we derived the majority of our revenues from Web site development as well as supporting and operating customer websites.

     Cost of revenues. Cost of revenues, which primarily relate to services because costs of licenses are insignificant, increased by 968.9% to approximately $1.7 million for the three months ended June 30, 2000 compared to $161,000 for the three months ended June 30, 1999. Cost of revenues represented 37% and 30% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in absolute dollars was due to the expansion of our professional services organization, including technical consulting, technical support, and training. The increase as a percentage of total revenues was primarily due to the period of time needed to train our expanding service organization as well as the use of third party contractors.

     Research and development. Research and development expenses increased by 146.4% to approximately $1.3 million for the three months ended June 30, 2000 compared to $545,000 for the three months ended June 30, 1999. Research and development expenses represented 29% and 103% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel and employee-related expenses incurred as well as utilizing contracted resources more extensively as part of our development effort for version 2.6 of Eprise Participant Server and future product releases.

     Selling and marketing. Selling and marketing expenses increased by 409.7% to approximately $5.6 million for the three months ended June 30, 2000 compared to approximately $1.1 million for the three months ended June 30, 1999. Selling and marketing expenses represented 120% and 208% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Approximately 54% of the increase in absolute dollars was attributable to an increase in the number of sales and sales support personnel as we expanded our direct sales force nationally and globally. In addition, approximately 35% of the increase was attributable to the launching of an extensive advertising and branding campaign as we expand our presence in the market.

     General and administrative. General and administrative expenses increased by 212.9% to approximately $1.3 million for the three months ended June 30, 2000 compared to $410,000 for the three months ended June 30, 1999. General and administrative expenses represented 27% and 79% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in absolute dollars primarily reflects personnel increases and the related costs associated with supporting our recent and anticipated revenue and headcount growth.

     Compensation cost for stock options. Options were granted during 1999 at exercise prices which were the best estimate of our board of directors as to the fair value of the underlying common stock on the date of grant. However, subsequent to the grant date, management concluded that for grants after the release of Eprise Participant Server version 2.0, these estimates may not have fully reflected the impact of this release. Management has determined that for grants made from May to August 1999, $3.93 is a more reliable estimate of the fair value of the common stock during this period. For grants made from August 1999 through the initial public offering, management determined that the mid-point of the preliminary price range for our anticipated public offering represented the best estimate of the fair value of the common stock during this period. For grants during 2000 and 1999, compensation cost aggregated approximately $1.4 million and $6.8 million, respectively, which will be amortized to expense over the four year vesting period of the option grants. For the three months ended June 30, 2000, compensation expense recorded related to these grants aggregated $529,000.

     Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings. The increase in other income between the two periods was the result of higher cash balances generated from our private placement financing in November 1999 and public offering in March 2000.

     Income taxes. During the three months ended June 30, 2000 and 1999, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     Total revenues increased by 956.0% to approximately $7.3 million for the six months ended June 30, 2000 compared to $689,000 for the six months ended June 30, 1999. The increase was attributable to the release of Eprise Participant Server version 2.0, the first commercial release of this product, in the second quarter of 1999 and the corresponding consulting, training, and maintenance revenues generated by the license sales.

     Software licenses. Revenues from software licenses increased by 1,661.3% to approximately $5.8 million for the six months ended June 30, 2000 compared to $331,000 for the six months ended June 30, 1999. Software license revenues represented 80% and 48% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in revenues from software licenses was primarily due to the release of version 2.0 of Eprise Participant Server in April 1999 resulting in a larger number of licenses delivered to a growing customer base.

     Services. Revenues from services increased by 303.9% to approximately $1.4 million for the six months ended June 30, 2000 compared to $358,000 for the six months ended June 30, 1999. Services revenues represented 20% and 52% of total revenues for the six months ended June 30, 2000 and 1999, respectively. Approximately 61% of the increase in absolute dollars is attributable to consulting, 26% to training and 12% to maintenance revenue generated by new software license sales. The decrease as a percentage of total revenues is attributable to the fact that prior to the release of Participant Server, we derived the majority of our revenues from Web site development; supporting and operating, or hosting customer websites; and online interactive games.

     Cost of revenues. Cost of revenues, which primarily relate to services because costs of licenses are insignificant, increased by 820.6%
to approximately $2.6 million for the six months ended June 30, 2000 compared to $287,000 for the six months ended June 30, 1999. Cost of revenues represented 36% and 42% of total revenues for the six months ended June 31, 2000 and 1999, respectively. The increase in absolute dollars was due to an increase in personnel in our technical consulting, technical support, and training organizations in the six months ended June 30, 2000. The decrease as a percentage of total revenues was primarily due to a larger percentage of total revenues being derived from software license fees (which have significantly higher gross profit margins) in the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

     Research and development. Research and development expenses increased by 105.0% to approximately $2.3 million for the six months ended June 30, 2000 compared to approximately $1.1 million for the six months ended June 30, 1999. Research and development expenses represented 31% and 162% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel and employee-related expenses incurred in the six months ended June 30, 2000 for the development of version 2.6 of Eprise Participant Server and future product releases.

     Selling and marketing. Selling and marketing expenses increased by 407.3% to approximately $9.5 million for the six months ended June 30, 2000 compared to approximately $1.9 million for the six months ended June 30, 1999. Selling and marketing expenses represented 130% and 270% of total revenues for the six months ended June 30, 2000 and 1999, respectively. Approximately 60% of the increase was attributable to an increase in the number of sales and sales support personnel as we expanded our direct sales force nationally and globally. In addition, approximately 29% of the increase was attributable to significant increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand.

     General and administrative. General and administrative expenses increased by 188.4% to approximately $2.2 million for the six months ended June 30, 2000 compared to $774,000 for the six months ended June 30, 1999. General and administrative expenses represented 31% and 112% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The increase primarily reflects personnel increases and the related costs associated with supporting our recent and anticipated revenue and headcount growth.

     Compensation cost for stock options. For the six months ended June 30, 2000, compensation expense recorded related to stock option grants aggregated $953,000.

     Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings. The increase in other income between the two periods was the result of higher cash balances generated from our private placement financing in November 1999 and public offering in March 2000.

     Income taxes. During the six months ended June 30, 2000 and 1999, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period.


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

     At June 30, 2000, our primary source of liquidity consisted of cash totaling approximately $79.2 million as well as accounts receivable of approximately $4.0 million. On March 24, 2000, we completed the initial public offering of our common stock and raised net cash proceeds of approximately $63.2 million. In addition, we have a borrowing agreement with Silicon Valley Bank that provides us with a working capital revolving line of credit. The working capital line of credit, which expires on June 30, 2001, provides for borrowings up to a maximum amount equal to the lesser of $1.0 million or a percentage of eligible accounts receivable, is subject to financial performance covenants, bears interest at a rate per annum equal to the bank's prime rate plus 0.50%, and is collateralized by all of our tangible assets. There have been no borrowings under the working capital line of credit. As of June 30, 2000, there was a term note outstanding relating to a previous equipment line of credit with Silicon Valley Bank totaling $121,716.

     Cash used in operating activities was approximately $5.2 million and $3.1 million in the six months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities is primarily attributable to the net losses incurred in both periods.

     Cash used in investing activities was approximately $1.7 million and $198,000 in the six months ended June 30, 2000 and 1999, respectively. The cash used in investing activities was primarily used for purchases of computer systems and software for internal development used to support our growth, as well as furniture and equipment to accommodate the increased number of personnel.

     Cash provided by financing activities was approximately $63.6 million in the six months ended June 30, 2000. Cash used in financing activities was $32,000 in the six months ended June 30, 1999.

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

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which sets forth the SEC's view on appropriate revenue recognition practices. The Company believes that its current revenue recognition practices, are in accordance with accounting principles generally accepted in the United States and does not expect any impact when the bulletin becomes effective.

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, AND MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We incurred net losses of $7.7 million for the six months ended June 30, 2000 and $6.6 million for the year ended December 31, 1999. As of June 30, 2000, we had an accumulated deficit of $43.9 million. We have not yet achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant research and development, selling and marketing, and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes to those statements found elsewhere in this report.

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

A LARGE PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM A LIMITED NUMBER OF CUSTOMERS.

     Although we believe that our customer concentration will decrease as we continue to build our client base, we expect that a small number of customers will continue to account for a substantial portion of revenues in the near term. As a result, our inability to secure major customers during a given period or the loss of existing customers could have a material adverse effect on our business, financial condition or results of operations. Our largest customer in 1998, American Express, accounted for 58% of our revenues for the year ended December 31, 1998. Two of our customers accounted for an aggregate of 23% of our revenues for the year ended December 31, 1999. There were no customers who individually accounted for greater than 10% of our revenues for the three-month and six-month periods ended June 30, 2000.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DIRECT SALES AND SERVICES ORGANIZATIONS, WE MAY NOT BE ABLE TO INCREASE OUR SALES OR SUPPORT OUR CUSTOMERS.

     In the fiscal year ended December 31, 1999, we licensed substantially all of our products through our direct sales organization. As of June 30, 2000, we had 25 direct sales representatives. Our future success depends on substantially increasing the size and scope of our direct sales force, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. As of June 30, 2000, our customer service and support organization included 30 individuals. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Eprise invests cash balances in excess of operating requirements in short-term securities, generally with maturities of one year or less. At June 30, 2000, there was a term note outstanding relating to a previous equipment line of credit with Silicon Valley Bank totaling $121,716. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

     Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. At June 30, 2000, we were not a party to any derivative arrangement and we do not engage in trading, market-making or other speculative activities in the derivatives markets. We do not engage in regular hedging activities to minimize the impact of any foreign currency fluctuations.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

     From April 1, 2000 through June 30, 2000, the Company issued and sold an aggregate of 47,242 shares of its common stock to a warrant holder for aggregate consideration of approximately $38,173 pursuant to exercises of warrants granted prior to January 1, 2000. The consideration paid for exercise of the warrants was in the form of 2,078 warrant shares, with a value equal to $18.38 per share based on the closing price of the Company's common stock on the day prior to the warrant exercises, that would otherwise have been issuable to the warrant holder upon exercise of the warrants, as permitted by a net exercise feature of the warrants. No underwriters were involved in the foregoing sales of securities. Such sales of unregistered securities were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

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

     The proceeds are being used for working capital and general corporate purposes. Pending these uses, the net proceeds are being invested in short-term, investment-grade, interest-bearing instruments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.     DESCRIPTION
-----------     -----------
27.1            Financial Data Schedule


(b) The Company filed no reports on Form 8-K for the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EPRISE CORPORATION





Dated:  August 10, 2000              /s/ Joseph A. Forgione
                                     -------------------------------------------
                                     Joseph A. Forgione
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)





Dated:  August 10, 2000             /s/ Milton A. Alpern
                                    --------------------------------------------
                                    Milton A. Alpern
                                    Vice President, Finance and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)