Form 10-Q
period 2000-09-30
EPRISE CORP
filed 2000-11-14
CIK 1098937

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-Q


(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from __________________ to _____________________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 3, 2000, there were 25,191,699 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                               EPRISE CORPORATION
    FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000


                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of
         September 30, 2000 and December 31, 1999                          3

         Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2000 and
         September 30, 1999                                                4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and September 30, 1999            5

         Notes to Condensed Consolidated Financial Statements              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK                                                22


                         PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 23


SIGNATURES                                                                24

PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS


                               EPRISE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                       2000           1999
                                                                    -------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $  74,909      $ 22,456
     Accounts receivable (less allowance for doubtful
       accounts of $324 and $189 at September 30, 2000 and
       December 31, 1999, respectively)                                  5,535         2,045
     Due from related parties                                               48            58
     Prepaid expenses and other current assets                           1,907           317
                                                                     ---------      --------
         Total current assets                                           82,399        24,876
Property and equipment, net                                              3,177           613
Other assets, net                                                           86            45
                                                                     ---------      --------
Total assets                                                         $  85,662      $ 25,534
                                                                     =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Current portion of equipment line of credit                     $      86      $     86
     Accounts payable                                                    1,339           148
     Accrued compensation and benefits                                   2,040           597
     Other accrued expenses                                              1,906           495
     Deferred revenue                                                    2,421           572
                                                                     ---------      --------
         Total current liabilities                                       7,792         1,898
Long-term equipment line of credit, less current portion                    14            79
                                                                     ---------      --------
Total liabilities                                                        7,806         1,977
                                                                     ---------      --------
Redeemable convertible preferred stock (Aggregate liquidation
     preference of $38,818)                                                  -        35,316
Stockholders' equity (deficiency):
     Common stock, $.001 par value; 90,000 and 58,500 shares
        authorized at September 30, 2000 and December 31, 1999,
        respectively; 25,195 and 2,838 shares issued and
        outstanding at September 30, 2000 and December 31, 1999,
        respectively                                                        25             3
     Additional paid-in capital                                        125,588        24,332
     Accumulated deficit                                               (47,163)      (36,025)
     Notes receivable from officers                                       (565)          (69)
     Other comprehensive loss                                              (29)            -
                                                                     ---------      --------
Total stockholders' equity (deficiency)                                 77,856       (11,759)
                                                                     ---------      --------
Total liabilities and stockholders' equity (deficiency)              $  85,662      $ 25,534
                                                                     =========      ========


See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                ----------------------      ----------------------
                                                                  2000          1999          2000          1999
                                                                --------      --------      --------      --------
Revenues:
     Software licenses                                          $  4,090      $    524      $  9,920      $    855
     Services                                                      1,786           399         3,232           757
                                                                --------      --------      --------      --------
         Total net revenues                                        5,876           923        13,152         1,612
Cost of revenues (includes compensation costs of $54 and
     $4 for stock options for the three months ended
     September 30, 2000 and 1999, respectively and $129
     and $4 for the nine months ended September 30,
     2000 and 1999, respectively)                                  1,987           415         4,630           702
                                                                --------      --------      --------      --------
Gross profit                                                       3,889           508         8,522           910

Operating expenses:
     Research and development (includes compensation costs
         of $51 and $19 for stock options for the three
         months ended September 30, 2000 and 1999,
         respectively and $161 and $19 for the nine months
         ended September 30, 2000 and 1999, respectively)          1,652           558         3,934         1,671
     Selling and marketing (includes compensation costs
         of $256 and $102 for stock options for the three
         months ended September 30, 2000 and 1999,
         respectively and $809 and $102 for the nine months
         ended September 30, 2000 and 1999, respectively)          5,130         1,203        14,586         3,067
     General and administrative (includes compensation
         costs of $108 and $15 for stock options for the
         three months ended September 30, 2000 and 1999,
         respectively and $323 and $15 for the nine months
         ended September 30, 2000 and 1999, respectively)          1,658           444         3,890         1,218
                                                                --------      --------      --------      --------
         Total operating expenses                                  8,440         2,205        22,410         5,956
                                                                --------      --------      --------      --------
Operating loss                                                    (4,551)       (1,697)      (13,888)       (5,046)
Other income (expense):
     Interest income                                               1,304            23         2,927           126
     Interest expense and other                                      (15)           (5)          (36)          (20)
                                                                --------      --------      --------      --------
         Other income, net                                         1,289            18         2,891           106
                                                                --------      --------      --------      --------
Loss before income taxes                                          (3,262)       (1,679)      (10,997)       (4,940)
Income taxes                                                         (47)            -           (47)            -
                                                                --------      --------      --------      --------
Net loss                                                          (3,309)       (1,679)      (11,044)       (4,940)
Accretion of redeemable convertible preferred stock                    -            (5)          (94)          (15)
                                                                --------      --------      --------      --------

Net loss to common stockholders                                 $ (3,309)     $ (1,684)     $(11,138)     $ (4,955)
                                                                ========      ========      ========      ========

Net loss per share (Note 2)                                     $  (0.13)     $  (0.72)     $  (0.60)     $  (2.18)
                                                                ========      ========      ========      ========

Weighted-average common shares outstanding (Note 2)               25,157         2,330        18,664         2,271
                                                                ========      ========      ========      ========

Pro forma loss per share (Note 2)                               $  (0.13)     $  (0.14)     $  (0.47)     $  (0.41)
                                                                ========      ========      ========      ========

Pro forma weighted-average common shares outstanding
     (Note 2)                                                     25,157        12,069        23,502        12,011
                                                                ========      ========      ========      ========


See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  2000          1999
                                                                --------      -------
Cash flows from operating activities
     Net loss                                                   $(11,044)     $(4,940)
     Adjustments to reconcile net loss to net cash used for
         operating activities:
         Depreciation and amortization                               396          130
         Provision for doubtful accounts                             345           49
         Compensation cost for stock options                       1,422          140
         Loss on disposal of fixed assets                              -            4
         Increase (decrease) in cash from:
            Accounts receivable                                   (3,835)      (1,046)
            Due from related parties                                  10            -
            Prepaid expenses and other current assets             (1,590)        (117)
            Other assets                                             (41)          (7)
            Accounts payable                                       1,191          121
            Accrued expenses                                       2,825          331
            Deferred revenue                                       1,849          274
                                                                --------      -------
            Net cash used for operating activities                (8,472)      (5,061)
                                                                --------      -------

Net cash used for investing activities - purchases of
     property and equipment                                       (2,960)        (288)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of
         issuance costs                                           63,120            -
     Payments on notes payable                                       (64)         (58)
     Proceeds from exercise of stock options                         336           14
     Proceeds from exercise of warrants                              113            -
     Repayments of stock holder notes                                 77            -
     Payments for repurchase of unvested common stock                (59)           -
     Proceeds from purchase of ESPP stock                            362            -
                                                                --------      -------
            Net cash provided by (used for)
               financing activities                               63,885          (44)
                                                                --------      -------
Net increase (decrease) in cash                                   52,453       (5,393)
Cash and cash equivalents, beginning of period                    22,456        6,357
                                                                --------      -------
Cash and cash equivalents, end of period                        $ 74,909      $   964
                                                                ========      =======

Supplemental disclosures of cash flow
     information - cash paid for interest                       $     37      $    14
                                                                ========      =======
Summary of noncash investing and financing activities
     Issuance of stock for notes receivable                     $    573      $    30
                                                                ========      =======


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

     STOCK-BASED COMPENSATION

     Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Compensation expense associated with awards to non-employees is measured using the fair-value method.

                               EPRISE CORPORATION

NET LOSS PER SHARE

     HISTORICAL NET LOSS PER SHARE

     Historical net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted amounts per share would include the impact of the Company's outstanding potential common shares, such as options and warrants (computed using the treasury stock method) and convertible preferred stock. However, the effect of these items would be antidilutive in all periods presented and are therefore excluded from the computation. Had such shares been included in the computation, weighted average shares would have increased by 1,809,133 shares in the nine months ended September 30, 2000.

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

     For the three-month periods ended September 30, 2000 and 1999, one customer accounted for 13% and five customers accounted for 72% of the Company's revenue, respectively. For the nine-month period ended September 30, 2000, there were no customers who individually accounted for more than 10% of the Company's revenue. For the nine-month period ended September 30, 1999, one customer accounted for 23% of the Company's revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     DERIVATIVE INSTRUMENTS

     On June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt this accounting standard on January 1, 2001. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations.

                               EPRISE CORPORATION

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

     SEC VIEWS ON REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which sets forth the SEC's views on appropriate revenue recognition practices. The Company believes that its current revenue recognition practices are in accordance with accounting principles generally accepted in the United States.

3. INCOME TAXES

     A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

     Statutory Federal rate benefit..........................(34)%
     State, net of Federal effect............................ (6)
     Valuation allowance provided............................ 40
                                                              --

     Effective rate.......................................... --%
                                                             ===

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

     We generate revenues from two principal sources: (1) license fees for our software products and (2) professional services and technical support revenues derived from consulting, implementation, training and maintenance services related to our software products. In the three-month periods ended September 30, 2000 and 1999, one customer accounted for 13% of our total revenues and five customers accounted for 72%, respectively. In the nine-month period ended September 30, 2000 no customer accounted for more than 10% of the Company's revenue. In the nine-month period ended September 30, 1999, one customer represented 23% of our total revenues.

     As our revenue generated from license sales has increased, our gross profit margins have improved. License revenue represented 75% of total revenue in the first nine months of 2000. License sales produce significantly higher margins than service sales due to nominal costs associated with licenses and their delivery.

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

     We recognize revenues from professional services as such services are performed. We recognize maintenance revenues, which are invoiced annually in advance, ratably over the term of the maintenance agreement, which is generally 12 months. Our maintenance revenues currently account for less than 10% of total revenues. As part of these agreements, we provide product enhancements and technical support services to customers for an annual fee, which typically amounts to 20% of the license fee. While a 60-day warranty is included in the software license, maintenance agreements typically are entered into as of the date of the software license. Maintenance agreements are renewable at the discretion of the customer. As of September 30, 2000, there have been 101 customers who have entered into maintenance agreements with Eprise. Of the 101 contracts, to date 12 have expired, and 4 have currently been renewed. The remaining contracts have not yet come up for renewal.

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

RESULTS OF OPERATIONS

The following table sets forth our operating results for the periods indicated as a percentage of revenues.

                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                     2000          1999     2000          1999
                                     ----          ----     ----          ----
Revenues:
   Software licenses ..............    70%           57%      75%           53%
   Services .......................    30            43       25            47
                                     ----          ----     ----          ----
        Total revenues ............   100           100      100           100
                                     ----          ----     ----          ----
Cost of revenues ..................    34            45       35            43
                                     ----          ----     ----          ----
Gross profit ......................    66            55       65            57
Operating expenses:
   Research and development .......    28            61       30           104
   Selling and marketing ..........    87           130      111           190
   General and administrative .....    28            48       30            76
                                     ----          ----     ----          ----
        Total operating expenses ..   143           239      171           370
                                     ----          ----     ----          ----
Operating loss ....................   (77)         (184)    (106)         (313)
Other income (expense), net .......    22             2       22             7
                                     ----          ----     ----          ----
Loss before income taxes ..........   (55)         (182)     (84)         (306)
Income taxes ......................    (1)            0        0             0
                                     ----          ----     ----          ----
Net loss ..........................   (56)%        (182)%    (84)%        (306)%
                                     ====          ====     ====          ====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues increased by 536.6% to approximately $5.9 million for the three months ended September 30, 2000 compared to $923,000 for the three months ended September 30, 1999. The increase was attributable to the release of Eprise Participant Server version 2.0, the first commercial release of this product, in the second quarter of 1999 and the consulting, training, and maintenance revenues generated by the license sales to our growing customer base.

     Software licenses. Revenues from software licenses increased by 680.5% to approximately $4.1 million for the three months ended September 30, 2000 compared to $524,000 for the three months ended September 30, 1999. Software license revenues represented 70% and 57% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in revenues from software licenses was primarily due to the release of version 2.0 of Eprise Participant Server in April 1999 and the continued resulting increases in licenses delivered, in addition to follow-on orders received from our existing customers.

     Services. Revenues from services increased by 347.6% to approximately $1.8 million for the three months ended September 30, 2000 compared to $399,000 for the three months ended September 30, 1999. Services revenues represented 30% and 43% of total revenues for the three months ended September 30, 2000 and 1999, respectively. Approximately 74% of the increase in absolute dollars is attributable to consulting, 9% to training and 17% to maintenance revenue generated by new software license sales. The decrease as a percentage of total revenues is attributable to the fact that significant implementation services were provided to the first customers of the initial commercial release of Participant Server in the three month period ended September 30, 1999.

     Cost of revenues. Cost of revenues, which primarily relate to services because costs of licenses are insignificant, increased by 378.8% to approximately $2.0 million for the three months ended September 30, 2000 compared to $415,000 for the three months ended September 30, 1999. Cost of revenues represented 34% and 45% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in absolute dollars was due to the expansion of our professional services organization, including technical consulting, technical support and training. The decrease as a percentage of total revenues was primarily due to a larger percentage of total revenues being derived from software license fees (which have significantly higher gross profit margins) in the three month period ended September 30, 2000 compared to the three month period ended September 30, 1999.

     Research and development. Research and development expenses increased by 196.1% to approximately $1.7 million for the three months ended September 30, 2000 compared to $558,000 for the three months ended September 30, 1999. Research and development expenses represented 28% and 61% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel and employee-related expenses incurred as well as utilizing contracted resources more extensively as part of our development effort for version 2.6 of Eprise Participant Server and future product releases.

     Selling and marketing. Selling and marketing expenses increased by 326.4% to approximately $5.1 million for the three months ended September 30, 2000 compared to approximately $1.2 million for the three months ended September 30, 1999. Selling and marketing expenses represented 87% and 130% of total revenues for the three months ended September 30, 2000 and 1999, respectively. Approximately 71% of the increase in absolute dollars was attributable to an increase in the number of sales and sales support personnel as we expanded our direct sales force nationally and globally. In addition, approximately 20% of the increase was attributable to increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand.

     General and administrative. General and administrative expenses increased by 273.4% to approximately $1.7 million for the three months ended September 30, 2000 compared to $444,000 for the three months ended September 30, 1999. General and administrative expenses represented 28% and 48% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in absolute dollars primarily reflects personnel increases and the related costs associated with supporting our recent and anticipated revenue and headcount growth.

     Compensation cost for stock options. Options were granted during 1999 at exercise prices which were the best estimate of our board of directors as to the fair value of the underlying common stock on the date of grant. However, subsequent to the grant date, management concluded that for grants after the release of Eprise Participant Server version 2.0, these estimates may not have fully reflected the impact of this release. Management has determined that for grants made from May to August 1999, $3.93 is a more reliable estimate of the fair value of the common stock during this period. For grants made from August 1999 through the initial public offering, management determined that the mid-point of the preliminary price range for our anticipated public offering represented the best estimate of the fair value of the common stock during this period. For grants during 2000 and 1999, compensation cost aggregated approximately $1.4 million and $6.8 million, respectively, which will be amortized to expense over the four year vesting period of the option grants. For the three months ended September 30, 2000 and 1999, compensation expense recorded related to these grants aggregated $469,000 and $140,000, respectively.

     Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings. The increase in other income between the two periods was the result of higher cash balances generated from our private placement financing in November 1999 and public offering in March 2000.

     Income taxes. During the three months ended September 30, 2000 and 1999, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period. The income tax expense of $47,000 for the three months ended September 30, 2000 represents taxes paid on income earned on assets held by Eprise Securities Corporation.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues increased by 715.9% to approximately $13.2 million for the nine months ended September 30, 2000 compared to approximately $1.6 million for the nine months ended September 30, 1999. The increase was attributable to the release of Eprise Participant Server version 2.0, the first commercial release of this product, in the second quarter of 1999 and the corresponding consulting, training, and maintenance revenues generated by the license sales.

     Software licenses. Revenues from software licenses increased by 1,060.2% to approximately $9.9 million for the nine months ended September 30, 2000 compared to $855,000 for the nine months ended September 30, 1999. Software license revenues represented 75% and 53% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in revenues from software licenses was primarily due to the release of version 2.0 of Eprise Participant Server in April 1999 resulting in a larger number of licenses delivered to a growing customer base both domestically and globally.

     Services. Revenues from services increased by 326.9% to approximately $3.2 million for the nine months ended September 30, 2000 compared to $757,000 for the nine months ended September 30, 1999. Services revenues represented 25% and 47% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. Approximately 68% of the increase in absolute dollars is attributable to consulting, 17% to training and 15% to maintenance revenue generated by new software license sales. The decrease as a percentage of total revenues is attributable to the fact that prior to the release of Participant Server, we derived the majority of our revenues from Web site development; supporting and operating, or hosting customer websites; and online interactive games.

     Cost of revenues. Cost of revenues, which primarily relate to services because costs of licenses are insignificant, increased by 559.5% to approximately $4.6 million for the nine months ended September

30, 2000 compared to $702,000 for the nine months ended September 30, 1999. Cost of revenues represented 35% and 43% of total revenues for the nine months ended September 31, 2000 and 1999, respectively. The increase in absolute dollars was due to an increase in personnel in our technical consulting, technical support, and training organizations in the nine months ended September 30, 2000. The decrease as a percentage of total revenues was primarily due to a larger percentage of total revenues being derived from software license fees (which have significantly higher gross profit margins) in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     Research and development. Research and development expenses increased by 135.4% to approximately $3.9 million for the nine months ended September 30, 2000 compared to approximately $1.7 million for the nine months ended September 30, 1999. Research and development expenses represented 30% and 104% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel and employee-related expenses incurred in the nine months ended September 30, 2000 for the development of version 2.6 of Eprise Participant Server and future product releases.

     Selling and marketing. Selling and marketing expenses increased by 375.6% to approximately $14.6 million for the nine months ended September 30, 2000 compared to approximately $3.1 million for the nine months ended September 30, 1999. Selling and marketing expenses represented 111% and 190% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. Approximately 64% of the increase was attributable to an increase in the number of sales and sales support personnel as we expanded our direct sales force nationally and globally. In addition, approximately 26% of the increase was attributable to significant increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand.

     General and administrative. General and administrative expenses increased by 219.4% to approximately $3.9 million for the nine months ended September 30, 2000 compared to approximately $1.2 million for the nine months ended September 30, 1999. General and administrative expenses represented 30% and 76% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The increase primarily reflects personnel increases and the related costs associated with supporting our recent and anticipated revenue and headcount growth.

     Compensation cost for stock options. For the nine months ended September 30, 2000 and 1999, compensation expense recorded related to stock option grants aggregated approximately $1.4 million and $140,000, respectively.

     Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings. The increase in other income between the two periods was the result of higher cash balances generated from our private placement financing in November 1999 and public offering in March 2000.

     Income taxes. During the nine months ended September 30, 2000 and 1999, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period. The income tax expense of $47,000 for the three months ended September 30, 2000 represents taxes paid on income earned on assets held by Eprise Securities Corporation.


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

     At September 30, 2000, our primary source of liquidity consisted of cash totaling approximately $74.9 million as well as accounts receivable of approximately $5.5 million. On March 24, 2000, we completed the initial public offering of our common stock and raised net cash proceeds of approximately

$63.2 million. In addition, we have a borrowing agreement with Silicon Valley Bank that provides us with a working capital revolving line of credit. The working capital line of credit, which expires on June 30, 2001, provides for borrowings up to a maximum amount equal to the lesser of $1.0 million or a percentage of eligible accounts receivable, is subject to financial performance covenants, bears interest at a rate per annum equal to the bank's prime rate plus 0.50%, and is collateralized by all of our tangible assets. There have been no borrowings under the working capital line of credit. As of September 30, 2000, there was a term note outstanding relating to a previous equipment line of credit with Silicon Valley Bank totaling $100,236.

     Cash used in operating activities was approximately $8.5 million and $5.1 million in the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities is primarily attributable to the net losses incurred in both periods.

     Cash used in investing activities was approximately $3.0 million and $288,000 in the nine months ended September 30, 2000 and 1999, respectively. The cash used in investing activities was primarily used for purchases of computer systems and software for internal development used to support our growth, as well as furniture and equipment to accommodate our increase in personnel.

     Cash provided by financing activities was approximately $63.9 million in the nine months ended September 30, 2000. Cash used in financing activities was $44,000 in the nine months ended September 30, 1999.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. Eprise will adopt this accounting standard on January 1, 2001. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations.

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

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which sets forth the SEC's view on appropriate revenue recognition practices. The Company believes that its current revenue recognition practices, are in accordance with accounting principles generally accepted in the United States.

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

                         RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, AND MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We incurred net losses of $11.0 million for the nine months ended September 30, 2000 and $6.6 million for the year ended December 31, 1999. As of September 30, 2000, we had an accumulated deficit of $47.2 million. We have not yet achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant research and development, selling and marketing, and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes to those statements found elsewhere in this report.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

     Eprise was founded in 1992 as a provider of online interactive games. We made the transition to our current business in 1997 and, as a result, have a limited operating history. We are still in the early stages of our development, which makes the evaluation of our business operations and our prospects difficult. We shipped our first commercial Web content management software product in February 1998. Since that time, we have derived substantially all of our revenues from licensing our Eprise Participant Server product and related services. As a result of our limited operating history, we cannot forecast operating expenses based on our historical results. Accordingly, we base our expenses in part on future projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenues are lower than we had projected. Our ability to forecast accurately our quarterly revenue is limited because our software products have a long sales cycle, making it difficult to predict the quarter in which sales revenue will be recognized. We would expect our business, operating results and financial condition to be materially adversely affected if our revenues do not meet our projections, and that net losses in a given quarter could be even greater than expected.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND YOU SHOULD NOT RELY ON THEM TO PREDICT OUR FUTURE PERFORMANCE.

     Our revenues and operating results are likely to vary significantly from quarter to quarter. It is possible that in some future period our results of operations may not meet or exceed the expectations of the public market analysts and investors. If this occurs the price of our common stock is likely to decline. A number of factors are likely to cause variations in revenues and operating results, including:

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

     We have recently and plan to continue to increase our operating expenditures to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter could be greater than expected. Although we have limited historical financial data, we believe that our quarterly operating results may experience seasonal fluctuations due to clients' fiscal year budgeting cycles and purchasing patterns.

ONLY A LIMITED NUMBER OF CUSTOMERS HAVE LICENSED OUR PRODUCT, AND OUR WEB CONTENT MANAGEMENT SOLUTION MAY NEVER ACHIEVE BROAD MARKET ACCEPTANCE.

     We first introduced Eprise Participant Server in February 1998 and delivered a second major release in April 1999. To date, only approximately one hundred customers have licensed Eprise Participant Server. Therefore, we have not demonstrated broad market acceptance of Eprise Participant Server. If our product does not gain broad market acceptance, or if it fails to meet customer expectations, our business would be harmed.

A LARGE PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM A LIMITED NUMBER OF CUSTOMERS.

     Although we believe that our customer concentration will decrease as we continue to build our client base, we expect that a small number of customers will continue to account for a substantial portion of revenues in the near term. As a result, our inability to secure major customers during a given period or the loss of existing customers could have a material adverse effect on our business, financial condition or results of operations. Our largest customer in 1998, American Express, accounted for 58% of our revenues for the year ended December 31, 1998. Two of our customers accounted for an aggregate of 23% of our revenues for the year ended December 31, 1999. One of our customers accounted for 13% of our revenues for the three-month period ended September 30, 2000. There were no customers who individually accounted for greater than 10% of our revenues for the nine-month period ended September 30, 2000.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DIRECT SALES AND SERVICES ORGANIZATIONS, WE MAY NOT BE ABLE TO INCREASE OUR SALES OR SUPPORT OUR CUSTOMERS.

     In the fiscal year ended December 31, 1999 and the nine months ended September 30, 2000, we licensed substantially all of our products through our direct sales organization. As of September 30, 2000, we had 26 direct sales representatives. Our future success depends on substantially increasing the size and scope of our direct sales force, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Although we provide compensation packages that include stock options, cash incentives, and other employee benefits, the volatility and current market price of our common stock may make it difficult for us to attract and retain highly qualified employees. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. As of September 30, 2000, our customer service and support organization included 34 individuals. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

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

COMPETITION COULD REDUCE OUR REVENUES AND MARKET SHARE, AND PREVENT US FROM EXPANDING IN THE FUTURE.

     The market for Web content management software and services is rapidly evolving and highly competitive and there are a number of products that compete directly with our software solutions. Our clients' requirements and the technology available to satisfy those requirements continually change. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do. This may enable them to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products. In addition, other companies could develop new products or incorporate additional functionality into their existing products that could directly compete with our products. Several of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. Barriers to entering the software market are relatively low. Furthermore, cooperative relationships among our competitors could increase their ability to address the Web site content management needs of our prospective customers, and they could rapidly acquire significant market share. We cannot guarantee that we will compete successfully against existing or new competitors. Further, competitive pressures may require us to lower the prices of our software and services. Failure to compete successfully would have a material adverse effect on our business, operating results and financial condition.

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

OUR INTERNATIONAL EFFORTS WILL EXPOSE US TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     We are expanding and are planning to continue expanding our operations internationally. As a result, we are subject to the risks associated with international operations, including:

-    costs of customizing products for foreign countries;

- compliance with multiple, conflicting and changing governmental laws and regulations;

-    dependence on local vendors;

-    longer sales cycles; and

-    foreign currency exchange rate fluctuations.

     As a result of these competitive factors, we cannot assure that we will be able to market, sell and deliver our products and services successfully in international markets.

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

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock has been highly volatile and has fluctuated significantly in the past. We believe that it may continue to fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

-    variations in quarterly operating results;

-    changes in financial estimates by securities analysts;

-    changes in market valuations of Internet software companies;

- announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

- loss of a major client or failure to complete significant license transactions;

-    additions or departures of key personnel;

-    sales of common stock in the future; and

- fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Eprise invests cash balances in excess of operating requirements in short-term securities, generally with maturities of one year or less. At September 30, 2000, there was a term note outstanding relating to a previous equipment line of credit with Silicon Valley Bank totaling $100,236. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

     Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. At September 30, 2000, we were not a party to any derivative arrangement and we do not engage in trading, market-making or other speculative activities in the derivatives markets. We do not engage in regular hedging activities to minimize the impact of any foreign currency fluctuations.

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

     The proceeds are primarily being used for working capital and general corporate purposes, including increased sales and marketing expenditures, increased research and development expenditures and capital expenditures. Pending these uses, the net proceeds are being invested in short-term, investment-grade, interest-bearing instruments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.              DESCRIPTION
-----------              -----------

27.1                     Financial Data Schedule


(b) The Company filed no reports on Form 8-K for the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EPRISE CORPORATION



Dated:  November 13, 2000            /s/  Joseph A. Forgione
                                    ---------------------------------------
                                    Joseph A. Forgione
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





Dated:  November 13, 2000            /s/  Milton A. Alpern
                                    ---------------------------------------
                                    Milton A. Alpern
                                    Senior Vice President, Finance and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)