Form 10-K
period 2000-12-31
EPRISE CORP
filed 2001-03-30
CIK 1098937

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to________________________

                        Commission file number: 000-29319
                               EPRISE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                 04-3179480
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                Identification No)

                             200 CROSSING BOULEVARD
                              FRAMINGHAM, MA 01702
                    (Address of principal executive offices)

                                 (508) 661-5200
              (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001; PREFERRED SHARE PURCHASE RIGHTS, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       [ ]

The aggregate market value of the voting stock held by stockholders who are not affiliates of the registrant was approximately $19.6 million based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market on March 15, 2001.

As of March 15, 2001, there were outstanding 24,926,964 shares of the registrant's Common Stock, $0.001 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Eprise in connection with its annual meeting of stockholders, to be held on May 15, 2001, are incorporated by reference in Part III of this annual report on Form 10-K. The proxy statement, except for the parts that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this annual report on Form 10-K.

                               EPRISE CORPORATION
                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

Signatures

                                     PART I

ITEM 1. BUSINESS

     Some of the statements in this Form 10-K constitute forward-looking statements that involve risks and uncertainties. Any statements that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual events or results may differ materially from the results discussed herein. In evaluating these statements, you should specifically consider various important factors, including those outlined under "Factors Affecting Future Results" below and the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, such as our quarterly reports on Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements.

OVERVIEW

     Eprise provides software products and services that enable businesses to create and publish effective Web content quickly and easily. Our core product, Eprise Participant Server, enables a business organization to distribute this Web content management function among the appropriate individuals within the enterprise who are charged with particular aspects of the Web business. These individuals need no knowledge of programming languages or other technical skills to use Eprise Participant Server, thereby minimizing a customer's reliance on information technology professionals and consultants. Eprise Participant Server allows businesses to carefully manage changes to Web content through rules contained in the software which govern Web content access and approval rights. Eprise Participant Server enables an enterprise to have Web site content which is dynamic, up to the minute and responsive to the needs of customers, business partners, employees and others who visit the enterprise's Web site. Our product can be easily integrated with a customer's existing Web site infrastructure and it can be extended to provide enhanced, customized functionality. We believe that Eprise Participant Server's comprehensive, out-of-the-box functionality makes it the most cost-effective Web content management solution currently available.

     Eprise was incorporated in Delaware in 1992 under the name Inner Circle Technologies, Inc. In 1994 it changed its name to NovaLink USA Corporation, and became Eprise Corporation in 1997.

INDUSTRY BACKGROUND

     The Internet has evolved into a critical sales, service and communications channel for businesses. This development has permanently altered the way organizations manage relationships with customers, suppliers, business partners, employees and others interested in the business enterprise. Business organizations worldwide have realized that an effective Web site can help the organization to achieve higher revenues as well as to build and strengthen relationships with its many constituencies.

     Effective Web sites must communicate business information to one or more target audiences. In order to do this, many enterprises maintain:

     - an intranet site, which is used for internal communications with and among employees and which may contain information about corporate policies and employee benefits, other non-public announcements, and internal product and sales support.

     - an extranet site, which is used for restricted external communications with business partners and which may contain information about products and pricing, distribution channels, contract terms and conditions and promotional material.

     - an Internet site, which is used for communications with customers and the general public and which often contains information about products, customer service and support, company contacts, and investor and financial information.

    Because Web sites provide critical business information, they must be carefully managed and kept up to date. Given the large amount of information that can be made available on an organization's Web sites, and the number of people who may be responsible for delivering and maintaining that information, a business must determine who will contribute and manage what content, and how and to whom that content will be presented. This means that software which manages Web site content must:

     - distribute Web site content contribution, editing and approval functions to the most appropriate individuals in the organization to enable them to modify content quickly and easily without the assistance of technical personnel;

     - organize and store content so that it is presented consistently throughout the Web site, and so that it can be easily formatted, retrieved, re-used and revised over time;

     - target content to the intended audience that is consistent with the organization's business strategy and marketing messages; and

     - permit integration with existing Web site content and software, without the need for complex conversions or extensive programming.

     Businesses have found it difficult and expensive to build in-house systems or to customize commercially available software to manage their Web site content. Businesses first attempted to manage the content of their Web sites through in-house software development efforts. These efforts often failed because the organization did not have sufficient resources and internal technical personnel. These difficulties led to the development of commercially available software that businesses could use to manage their Web site content without substantial commitment of internal technical personnel. Many of these solutions required a high degree of costly and time-consuming customization in connection with both implementation and ongoing Web site management and enhancement. Customized software solutions have also made businesses dependent upon proprietary technology, which is difficult to integrate with other existing and future business applications.

     Because of these difficulties, business organizations require a new approach to Web content management. This new approach requires software that is as fully functional as possible upon installation, without requiring extensive customization or consulting services. The software should be easy for non-technical personnel to use, should be easy to integrate with the user's existing databases, information systems and other technology and it should permit a business to manage the content of its Web site on a decentralized basis so that the appropriate individuals within the organization are responsible for managing the content. Finally, the software should permit the business organization to deliver timely, targeted information to its various audiences.

OUR SOLUTION

     Eprise Participant Server provides a solution that addresses all of the requirements for effective Web content management software.

     Comprehensive, Out-of-the-Box Functionality. We believe that Eprise Participant Server is the most complete out-of-the-box content management software solution available today, with built-in functionality that results in low implementation and customization costs.

     Rapid Deployment. Typically, a customer can quickly install Eprise Participant Server and begin using it commercially within a week. Our software is designed to be intuitive and easy to use, so there is no need for technical scripting or programming. This means that business people can begin contributing to and modifying content on the Web site immediately after deployment, dramatically reducing the time to market of the enterprise's Web initiatives.

     Easy Integration with Existing Web Site Infrastructure and Technology. Eprise Participant Server uses widely accepted, non-proprietary industry standards to communicate with other Internet infrastructure software. This permits a customer to easily integrate Eprise Participant Server with its back-office systems, databases, e-commerce and application servers and existing Web content. In addition, customers can use readily available software development tools to adapt and customize Eprise Participant Server to address their specific needs. Our architecture also permits a software developer to enhance the functionality of our product to address a customer's specific requirements.

     Distribution of Content Management Responsibility. Eprise Participant Server distributes Web site content creation, editing and approval responsibilities throughout an organization, enabling the appropriate individuals to implement and manage the Web site, in most cases without assistance from a Webmaster or other technical personnel. At the same time, Eprise Participant Server enables an organization to establish rules to control those aspects of the Web site which are most appropriately managed by the Webmaster, such as rules to provide a consistent look and feel. As a result of this distribution of responsibility, a customer using our solution can provide more timely and targeted information that is consistent with the organization's business objectives.

     Delivery of Information Targeted to Particular Audiences. Through the creation of unique business rules and individually assigned roles, Eprise Participant Server allows the appropriate people within an enterprise to create targeted, up-to-date content for the specific audiences that the enterprise is trying to reach. Similarly, by assigning roles to Web site users within and outside the enterprise, such as "employee," "manager" or "business partner," and allowing those persons to select user preferences relevant to their role or the available content, an enterprise can ensure that each member of its audience is receiving the most relevant content.

     Because Eprise Participant Server has all of this functionality, we believe that it is the most cost-effective Web content management solution currently available. Using Eprise Participant Server, a customer can create and maintain a dynamic Web site that can be seamlessly integrated with other aspects of its business with minimal reliance on internal or external information technology professionals.

OUR STRATEGY

     Our objective is to become a leading provider of Web content management solutions. To achieve this goal we will seek to expand our product offerings to provide new releases of Eprise Participant Server and to add new products that respond to our customers' requirements. We will also seek to achieve greater geographical coverage and increased market penetration by expanding our distribution capabilities; continue to form and develop strategic alliances with systems integrators, application service providers and original equipment manufacturers to give us greater marketing presence and sales coverage; and expand our international presence to take advantage of the growing global demand for Web content management solutions.

PRODUCTS

     The Eprise product line consists of Eprise Participant Server, which is our Web content management software, and a series of add-on products for Eprise Participant Server. The following table highlights the key functionality and features of Eprise Participant Server.

              Eprise Participant Server Functionality and Features

----------------------------------------------------------------------------------------
        Product                                    Features
     Functionality
----------------------------------------------------------------------------------------
Content Management           - Enterprise-wide distributed content contribution and
                               editing
                             - Categorization and organization of content
                             - Ability to store and retrieve previous versions of
                               content
                             - Ability to track access and editing history
                             - Re-useable page components (i.e., headers, footnotes)
                               and templates
----------------------------------------------------------------------------------------
User Management              - Ability to assign roles to view and manage content
                             - Authentication of user identity using a variety of
                               industry standards
                             - Ability of Web site visitors to select content
                               preferences
                             - Ability to configure user interface to create easy-to-use forms for business managers
----------------------------------------------------------------------------------------
Business Rule Management     - Ability to provide for multiple levels of content
                               approval
                             - Ability to create rules governing an individual's rights to view, modify or manage content
                             - Ability to target content to appropriate
                               audiences
----------------------------------------------------------------------------------------

     Eprise Participant Server provides all of the functionality shown in the above chart directly to non-technical business people within an enterprise, in most cases without intervention by information technology personnel.

     Eprise also offers a variety of add-on products to maximize the effective use of Eprise Participant Server by the broadest range of users. The current add-on products offered by Eprise are shown in the following table.

                             Eprise Add-On Products

------------------------------------------------------------------------------------------
        PRODUCT                                FEATURES
------------------------------------------------------------------------------------------
Integration Agents        -  Facilitates communication and exchange of information and services between Eprise Participant Server and e-commerce
                             and applications servers, with XML or HTML delivery

  for ASP                    --  Supports products based on Microsoft Active Server
                                 Pages including Site Server Commerce

  for Cold Fusion            --  Supports Allaire Cold Fusion Application Servers

  for Java technologies      --  Supports Java Server Pages applications and other
                                 applications servers that use Java technologies

------------------------------------------------------------------------------------------
Full Text Options         -  Allows a searchable full-text index to be created for content managed in Eprise Participant Server

                          - Provides permission system for search requests and displaying search results

  for Windows NT             --  Uses Microsoft Index Server that ships with Windows
                                 NT 4.0 and Windows 2000

  for Solaris                --  Uses technology from Verity, a leading full-text search provider for the Unix platform
------------------------------------------------------------------------------------------
Companion for Microsoft   -  Allows business users to create content using Microsoft
Word                         Word
------------------------------------------------------------------------------------------

     We typically charge for Eprise Participant Server and add-on product licenses based on the number of servers the customer will need to support its Web sites, but occasionally we will provide our customers with the option to license our products on an enterprise, divisional, or site license basis. As a result, if the customer's Web sites prosper and site visits and transaction volume grow, the client will need to purchase more licenses for the additional servers deployed.

TECHNOLOGY

     Eprise Participant Server incorporates a number of important technological and design features. Its open architecture is based on the programming language XML and supports other programming standards such as COM and Java through our optional add-ons. The user interface for Eprise products is delivered through a Web browser and is based upon standard Web programming languages such as HTML, DHTML, Java and JavaScript. Eprise Participant Server is also portable, allowing customers to use different database products for their information repository, such as Microsoft SQL Server or Oracle, as well as different operating systems and Web servers such as Windows NT and Solaris.

     Eprise Participant Server's architecture is highly scalable because it uses technology that allows dynamically rendered content to be stored in memory to improve transactional performance and speed, as well as a two-tier architecture that permits multiple Eprise servers to be "clustered" to share a database server.

     Eprise Participant Server is also extensible, allowing a business to create customized Web pages for specialized business process automation. Eprise Participant Server's business rule management can incorporate information provided by other corporate systems, such as directories. Using widely available Web software development tools, a customer can easily integrate Eprise Participant Server with other systems, such as application and e-commerce servers, sales and service systems and back-office systems.

SERVICES

     While the effective use of Eprise Participant Server requires little or no customization, we do offer a variety of optional services to our customers.

     Eprise Advantage Program. Through our Eprise Advantage Program, available for a standard fee, an Eprise professional will evaluate a customer's Internet initiatives in conjunction with its overall business strategy. Based on this evaluation, we will deliver a discovery and design analysis providing recommendations on how Eprise Participant Server can best be used to implement the customer's business goals, either through the customer's own technology department, Eprise professional services or third party service providers.

     Professional Services. If a customer wishes to work with Eprise in the implementation phase of a project, including projects arising out of Eprise Advantage Program recommendations, our professional services team will provide development services ranging from graphics design to building applications using complex database and development tools, either on a fixed fee or a time and materials basis.

     Customer Training. Our professional services team provides customer training, either as a component of our Eprise Advantage Program or as a stand-alone service offering for a fixed fee.

     Maintenance and Support. We provide technical support and maintenance services through annual maintenance agreements with our customers. These services include delivery of software product bug fixes, enhancements and new versions of Eprise Participant Server. We deliver support and maintenance services primarily through telephone and e-mail communications. We also address customer questions involving product operation, installation and application development.

CUSTOMERS

     To date, we have licensed Eprise Participant Server to over 130 clients in a broad spectrum of industries, including the financial services, technology and manufacturing industries. The following is a partial list of clients that have licensed our products and that we believe are representative of our overall client base: American Cancer Society, American Express, American Heart Association, Bausch & Lomb, BP Amoco, Eastman Chemical, Hewlett-Packard, Lincoln Financial Group, McKesson HBOC, Providence Health Systems, Sanwa Bank, Sharp Electronics, and Sulzer Management.

SALES, MARKETING AND BUSINESS DEVELOPMENT

     We license our product through both our direct sales force and indirect sales channels. As of March 2, 2001, our sales, marketing and business development organization consisted of 79 individuals, 72 of whom were based in North America, including 30 direct sales representatives, who are supported by 15 sales support personnel, and 13 marketing personnel.

     Direct Sales. To date, we have sold our products primarily through our direct sales force. We currently have nationwide sales coverage, organized principally by geographic regions. In addition, we have direct sales coverage in Europe. We intend to increase our direct sales force in the U.S. and overseas. We are focusing our sales efforts on well-defined market segments where the need for our solution is greatest and where technology innovation is the norm, such as the financial services, technology and manufacturing industries. We target enterprise-level accounts for whom the Internet is a fundamental part of their corporate strategy.

     Marketing. We support our sales efforts through various marketing efforts to generate brand awareness and to qualify leads for the sales organization. We intend to continue to invest selectively in high value marketing programs to support our marketing efforts.

     Business Development. It is the goal of our business development staff to extend our market reach and increase our sales opportunities through the establishment of relationships with systems integrators, Web developers and application service providers who build customer solutions based on Eprise Participant Server. In many cases, these business partners will recommend a Web content management solution to their customers as part of the e-business application that they deliver. We anticipate that these business partners will reduce our current three- to six-month sales cycle while adding value to the planning and deployment phase of projects that require an Eprise solution. Our current business partner arrangements include lead sharing, product training, joint marketing and access to engineering resources. These relationships are important to our strategy because of our business partners' technical knowledge and extensive customer relationships across many industries. Eprise has formal agreements with more than 30 such partners, including EDS, Agency.com, Lante, Sira Technologies, Proxicom, and PSINet. We intend to devote significant resources to developing these relationships further.

     Our Business Development organization is also focused on forming and expanding alliance relationships with complementary technology vendors. Because Eprise Participant Server is generally used as a central element of an enterprise-scale Web presence, our product must be able to integrate with leading Web infrastructure software applications, including application servers, personalization vendors, search technologies, security and authentication protocols, and portal solutions. We seek to identify and establish alliances with leading providers of this key technology. The scope of these relationships varies but may include lead sharing, co-marketing, joint development of pre-integrated solutions, and joint selling. To date, our alliance relationships include Microsoft, Sun, IBM, Art Technology Group (ATG), BEA, Idiom, Screaming Media, and Plumtree.

     ISV Sales. We believe that many independent software vendors (ISVs) have recognized a need to offer sophisticated content management functionality directly to their customers. Rather than building a content management product themselves, or purchasing technology through an acquisition, some ISVs are licensing content management products such as Eprise Participant Server, embedding them in their own solution, and then selling and supporting the end product directly. Eprise recently has begun to license its products to ISVs, including Haht Commerce. While Eprise offers a significant per-copy discount to ISV customers, our cost of sales and associated operating expenses are also dramatically reduced.

     Global Expansion. We currently sell our products primarily in the United States, but are taking steps to expand our global sales efforts to domestically based global companies and companies based outside the United States. We intend to do this with a combination of direct sales and support personnel, indirect sales channels and partnerships. We have formed alliances with a Japanese integrator, Teijin Systems Technology Ltd., to co-develop and distribute Japanese-language versions of our products, and with a Stockholm-based systems integrator, Adcore, to distribute our products. Additionally, we have established subsidiary offices in Reading, U.K. and Munich and Hamburg, Germany, and are in the process of forming partnerships in the European market.

RESEARCH AND DEVELOPMENT

     We have invested significantly in research and development to enhance our current products and develop new products. Our research and development expenses were approximately $2.1 million for the year ended December 31, 1998, approximately $2.4 million for the year ended December 31, 1999, and approximately $5.8 million for the year ended December 31, 2000. We expect that we will increase the dollar amount of our research and development expenditures substantially in the future. As of March 2, 2001, 46 employees were engaged in research and development activities and we plan to continue to hire additional engineers to further our research and development activities.

     Our research team, led by the Chief Technology Officer, identifies market opportunities and develops prototypes for new product features, product updates, add-ons and new products. This team is responsible for defining and guiding our product strategy and vision, and maintaining our reputation as an innovator in content management solutions. Our development team, led by the Senior Vice President of Products, designs, develops and enhances new and existing products. This team is responsible for product development, quality and assurance testing, product documentation, product release and maintenance, and overall execution of our product development strategy. We intend to continue to expand and enhance the capabilities of Eprise Participant Server, as well as develop and extend our content management product offerings, to provide our customers with complete flexibility in choosing the most desirable environment for creating and managing content.

COMPETITION

     The market for Web content management solutions is intensely competitive, subject to rapid technological changes and significantly affected by new product introductions and other market activities of industry participants. Many of our competitors currently have a greater market share than Eprise. We have four primary sources of competition:

     - file-based content management systems from providers such as Interwoven.

     -    legacy document management systems from providers such as Documentum;

     -    specialized application servers from providers such as Vignette;

     - other specialized content management providers such as Intranet Solutions; and

     -    in-house development efforts by potential clients and partners.

     In addition, we currently partner with a number of companies that provide complementary products such as Web tools and application servers. Any of these companies might introduce competitive product offerings in the future.

     We believe that the primary factors upon which we compete favorably are the out-of-the-box functionality and rapid deployment capability of Eprise Participant Server and Eprise Participant Server's ease of integration with our customers' existing and future application server products. Other areas in which we compete favorably include the ability to distribute content management responsibilities within an organization, the ability to deliver information targeted to specific audiences, and the cost-effectiveness of our product.

     Despite these competitive advantages, we also face competitive disadvantages because many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, they may be able to undertake more extensive promotional efforts, adopt more aggressive pricing strategies, and offer more attractive terms to purchasers than we.

     We expect competition to persist and intensify in the future. Competition could materially and adversely affect our ability to obtain revenues from license fees from new or existing customers and service fees from existing customers. Further, competitive pressure may force us to reduce the price of our products. In either case, our operating results and financial condition would be materially and adversely affected.

PROPRIETARY RIGHTS AND LICENSING

     Our success depends upon our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of trademark, trade secret and copyright law, and contractual restrictions, to protect the proprietary aspects of our technology. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. These legal protections provide limited protection for our technology. Our license agreements prohibit our customers from using our software other than for internal business purposes. We also seek to protect our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are at least as important to establishing and maintaining a technology leadership position. Eprise also licenses third party software that is incorporated into Eprise Participant Server and certain add-on products. We believe these licenses are not material to our business and the technology could be replaced, if necessary or appropriate, by commercially available third party software or internally developed technology without material disruption to our business or operations. See "Factors Affecting Future Results -- We have a limited ability to protect our intellectual property rights, and others could infringe on or misappropriate our proprietary rights and information."

EMPLOYEES

     As of March 2, 2001, we had a total of 216 employees, including 79 in sales and marketing, 46 in research and development, 69 in professional services and support and 22 in information technology, administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     Our principal office occupies approximately 78,000 square feet of new office space in Framingham, Massachusetts. Initial annual lease payments on the Framingham facility are approximately $2.1 million, with periodic increases over the ten-year term of the lease. In addition, we lease sales and service offices in Oakbrook, Illinois; Dallas, Texas; San Diego, California; San Jose, California; Denver, Colorado; Reston, Virginia; Hamburg, Germany; Munich, Germany; and Reading, U.K. Eprise does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market under the symbol "EPRS" since our initial public offering on March 24, 2000. Before then, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low prices per share of our common stock.

                                                                PRICE
                                                                -----
                                                       HIGH                LOW
                                                       ----                ---

2000:
     Second quarter                                   $18.94             $8.72
     Third quarter                                     20.13              7.88
     Fourth quarter                                     8.25              1.50

     On March 15, 2001, the closing sale price of our common stock was $0.938 per share. On that date, there were 523 holders of record. This does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

DIVIDENDS

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Future dividends, if any, will be determined by the board of directors. Our current loan agreement prohibits the payment of any dividends on our capital stock.

     On December 18, 2000, the Board of Directors declared a dividend distribution, payable to stockholders of record on December 29, 2000, of one preferred share purchase right for each outstanding share of common stock. The rights expire on December 18, 2010, and will be exercisable only if a person or group (an "Acquiring Person") becomes the beneficial owner of 15% or more of the Company's common stock or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the common stock. Each right entitles the registered holder to purchase one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $21.00 (subject to certain adjustments). Each one one-hundredth of a share of Series A Preferred Stock has designations and powers, preferences and rights which make its value approximately equal to the value of a share of the Company's common stock. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the tenth day following a public announcement of the existence of an Acquiring Person. The description and terms of the rights are set forth in a Stockholder Rights Agreement dated December 18, 2000 between the Company and Fleet Bank c/o EquiServe, L.P., as rights agent. The Rights Agreement was filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2000. The rights have certain anti-takeover effects, and will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     Our initial public offering of common stock was effected through a registration statement on Form S-1 (Registration No. 333-94777) that was declared effective by the SEC on March 23, 2000 and pursuant to which we sold 4,600,000 shares of our common stock.

     As of December 31, 2000, the aggregate net proceeds, after expenses of the offering and underwriting discounts, of $63.2 million from our initial public offering were held in cash and short-term investments.

RECENT SALES OF UNREGISTERED SECURITIES

     From January 1, 2000 through August 29, 2000, we granted options to purchase an aggregate of 758,648 shares of common stock under our 1997 Stock Option Plan, as amended, and our 2000 Non-Employee Director Stock Option Plan, exercisable at a weighted average price of $9.84 per share. These grants were made in reliance upon the exemption provided by Rule 701 under the Securities Act of 1933, as amended. On August 29, 2000, we filed a registration statement on Form S-8 with the SEC to cover the issuance and sale of our securities under our stock option plans and our 2000 Employee Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below as of December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000 have been derived from our audited financial statements, included elsewhere in this report on Form 10-K. Selected financial data as of August 31, 1997, and December 31, 1997 and 1998 and for the year ended August 31, 1997 and the four months ended December 31, 1997 have been derived from our audited financial statements, which are not included herein. The selected financial data as of August 31, 1996 and for the year ended August 31, 1996 have been derived from our unaudited financial statements, which in the opinion of management include all adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. In 1997, Eprise changed its fiscal year end from August 31 to December 31. The statement of operations data for the 12 months ended December 31, 1997 has been derived by summing the unaudited results of operations for the four fiscal quarters in the period ended December 31, 1997. The data for pro forma loss per share treats our preferred stock as though it were common stock from the date of original issuance. The information set forth below should be read along with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes to those statements appearing elsewhere in this Form 10-K.

                                                                              TWELVE
                                         YEARS ENDED             FOUR         MONTHS
                                         -----------           MONTHS         ENDED                    YEARS ENDED
                                          AUGUST 31,            ENDED        DEC. 31,                  DECEMBER 31,
                                          ----------           DEC. 31,      --------      ------------------------------------
                                     1996          1997          1997          1997          1998          1999          2000
                                   --------      --------      --------      --------      --------      --------      --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses ..........     $     --      $     33      $     65      $     65      $    345      $  2,355      $ 13,192
  Services ...................        1,192         1,387           238         1,157           462         1,304         5,836
                                   --------      --------      --------      --------      --------      --------      --------
    Total revenues ...........        1,192         1,420           303         1,222           807         3,659        19,028
Cost of revenues .............          567           518           285           579           460         1,125         7,699
                                   --------      --------      --------      --------      --------      --------      --------
Gross profit .................          625           902            18           643           347         2,534        11,329
Operating expenses:
  Research and development ...          131           180           327           459         2,149         2,360         5,769
  Selling and marketing ......          291           800           392           879         2,349         5,056        20,412
  General and administrative .          332           501           363           710         1,246         2,005         5,901
                                   --------      --------      --------      --------      --------      --------      --------
    Total operating expenses .          754         1,481         1,082         2,048         5,744         9,421        32,082
                                   --------      --------      --------      --------      --------      --------      --------
Operating loss ...............         (129)         (579)       (1,064)       (1,405)       (5,397)       (6,887)      (20,753)
Other income (expense), net ..          (26)         (154)         (100)         (210)          136           287         4,096
                                   --------      --------      --------      --------      --------      --------      --------
Loss before income taxes .....         (155)         (733)       (1,164)       (1,615)       (5,261)       (6,600)      (16,657)
Income taxes .................           --            --            --            --            --            --           (47)
                                   --------      --------      --------      --------      --------      --------      --------
Net loss .....................         (155)         (733)       (1,164)       (1,615)       (5,261)       (6,600)      (16,704)
Accretion of redeemable
convertible preferred stock ..           --            --            (2)           (2)          (15)      (21,630)          (94)
                                   --------      --------      --------      --------      --------      --------      --------
Loss to common shareholders ..     $   (155)     $   (733)     $ (1,166)     $ (1,617)     $ (5,276)     $(28,230)     $(16,798)
                                   ========      ========      ========      ========      ========      ========      ========
Loss per share ...............     $  (0.08)     $  (0.35)     $  (0.54)     $  (0.76)     $  (2.40)     $ (11.42)     $   (.83)
                                   ========      ========      ========      ========      ========      ========      ========
Weighted average common shares
outstanding ..................        2,064         2,073         2,156         2,118         2,200         2,473        20,301
                                   ========      ========      ========      ========      ========      ========      ========
Pro forma loss per share .....                                                                           $  (0.50)     $  (0.70)
                                                                                                         ========      ========
Pro forma weighted average
common shares outstanding ....                                                                             13,274        23,920
                                                                                                         ========      ========



                                     AUG. 31,      AUG. 31,      DEC. 31,      DEC. 31,       DEC. 31,     DEC. 31,
                                       1996          1997          1997          1998           1999         2000
                                     --------      --------      --------      --------      ---------     --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ......     $     --      $    105      $  3,136      $  6,357      $ 22,456      $ 68,631
Working capital (deficit) ......         (508)       (1,358)        2,389         5,829        22,978        68,383
Total assets ...................          408           335         3,647         7,075        25,534        81,071
Long-term debt .................          144            --            --           158            79            --
Redeemable convertible preferred
stock ..........................           --            --         5,004        13,740        35,316            --
Total stockholders' equity
(deficiency) ...................         (521)       (1,220)       (2,327)       (7,583)      (11,759)       72,900

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and related notes included herein.

GENERAL

     Eprise, originally named Inner Circle Technologies and then NovaLink, was founded in 1992 as a provider of online interactive games. Between 1994 and 1997, our principal business shifted to creating and hosting Web sites for corporate clients. During this period, we encountered recurring problems arising out of the inadequacy of software tools that were commercially available to build and maintain Web sites. Recognizing that there was an opportunity to streamline and automate these processes, we began to develop a software product called Eprise Participant Server to facilitate the construction and updating of Web sites. We shipped our first commercial product in early 1998. Eprise now markets and sells version 3.0 of Eprise Participant Server.

     We completed three rounds of venture capital financing between December 1997 and November 1999, with over $38.0 million in gross proceeds. We completed our initial public offering in March 2000, with gross proceeds of $69.0 million.

OVERVIEW

     We changed our fiscal year end from August 31 to December 31 in 1997. Our financial information, to the extent provided, for the last eight months of the fiscal year ended August 31, 1997 and the four months ended December 31, 1997 has been combined in order to present a comparable accounting period for 1997 to the audited year ended December 31, 1998. Future references to the year 1997 or 1998 mean the twelve months ended December 31 unless otherwise indicated.

     We generate revenues from two principal sources: (1) license fees for our software products and (2) professional services and technical support revenues derived from consulting, implementation, training and maintenance services related to our software products. In the year ended December 31, 2000 no customer accounted for more than 10% of the Company's revenue. In the year ended December 31, 1999, two customers accounted for 23% of our total revenues. In the year ended December 31, 1998, one customer accounted for 58% of our total revenues.

     License revenue represented 60% of total revenue for the year ended December 31, 2000. License sales produce significantly higher margins than service sales due to lower costs associated with licenses and their delivery.

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

     We recognize revenues from professional services as such services are performed. We recognize maintenance revenues, which are invoiced annually in advance, ratably over the term of the maintenance agreement, which is generally 12 months. Our maintenance revenues currently account for less than 10% of total revenues. As part of these agreements, we provide product enhancements and technical support services to customers for an annual fee, which typically amounts to 20% of the license fee. While a 60-day warranty is included in the software license, maintenance agreements typically are entered into as of the date of the software license. Maintenance agreements are renewable at the discretion of the customer. As of December 31, 2000, there have been 118 customers who have entered into maintenance agreements with Eprise. Of the 118 contracts, to date 18 have expired, of which 7 have been renewed. The remaining contracts have not yet come up for renewal.

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

     Cost of revenues. Cost of software licenses revenues includes royalties paid to certain software companies for products sold or distributed with or embedded in Eprise Participant Server. In 2000, these royalties amounted to 1.2% of total revenues, and may increase in the future as license sales increase. Other costs associated with software licenses, including CDs and packaging, arise primarily from the production of software products, and have not been significant in any period presented, nor are they expected to be significant in the foreseeable future. Cost of services revenues consists primarily of salaries and related personnel costs, costs of third party contractors, and other allocated expenses of our consulting, support and training organizations.

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

     General and administrative. General and administrative expenses include salaries and related personnel expenses and other costs of the finance, human resources, information technology and administrative functions at Eprise.

RESULTS OF OPERATIONS

     The following table sets forth our operating results for the periods indicated as a percentage of revenues.

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                           --------------------------
                                           1998       1999       2000
                                           ----       ----       ----
Revenues:
  Software licenses.................         43%        64%        69%
  Services..........................         57         36         31
                                           ----       ----       ----
         Total revenues.............        100        100        100
                                           ----       ----       ----
Cost of revenues....................         57         31         40
                                           ----       ----       ----
Gross profit........................         43         69         60
Operating expenses:
  Research and development..........        266         65         31
  Selling and marketing.............        291        138        107
  General and administrative........        154         55         31
                                           ----       ----       ----
         Total operating expenses...        711        258        169
                                           ----       ----       ----
Operating loss......................       (668)      (188)      (109)
Other income (expense), net.........         17          8         21
                                           ----       ----       ----
Net loss............................       (651)%     (180)%      (88)%
                                           ====       ====       ====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Software licenses. Revenues from software licenses increased by 460.2% to approximately $13.2 million for the year ended December 31, 2000 compared to approximately $2.4 million for the year ended December 31, 1999. Software license revenues represented 69% and 64% of total revenues for the years ended December 31, 2000 and 1999, respectively. The increase in revenues from software licenses was primarily due to the release of version 2.0 of Eprise Participant Server in April 1999 and the continued resulting increases in licenses delivered, as well as follow-on orders received from our existing customers. License revenue from follow-on orders was approximately $2.3 million for the year ended December 31, 2000.

     Services. Revenues from services increased by 347.5% to approximately $5.8 million for the year ended December 31, 2000 compared to approximately $1.3 million for the year ended December 31, 1999. Services revenues represented 31% and 36% of total revenues for the years ended December 31, 2000 and 1999, respectively. Approximately 74% of the increase in absolute dollars is attributable to consulting, 11% to training, and 15% to maintenance revenue generated by new software license sales. The decrease as a percentage of total revenues is attributable to the fact that more extensive implementation services were required by customers for the initial commercial release (version 2.0) of Participant Server in 1999.

     Cost of revenues. Cost of software licenses primarily includes royalties paid to certain software companies for products sold or distributed with or embedded in Eprise Participant Server. The other costs of software licenses relate to the production of software products, including CDs and packaging. Cost of services revenues primarily include salaries, related personnel costs, and costs of third party contractors of our consulting, support and training organizations. These costs of revenues increased by 584.4% to approximately $7.7 million for the year ended December 31, 2000 compared to approximately $1.1 million for the year ended December 31, 1999. As a percentage of total revenues, cost of revenues increased to 40% for the year ended December 31, 2000 from 31% for the year December 31, 1999. The increase in absolute dollars was due to the expansion of our professional services organization, including technical consulting, technical support, and training from a staff of 14 in 1999 to 62 in 2000. The increase as a percentage of total revenues was primarily due to the period of time needed to train our expanding service organization as well as an increase in the use of third party contractors. In 2000, the cost of license revenues was 1.6% of total revenue. Since services revenues have substantially lower margins than license revenues, growth of our services business will result in a lower gross profit if our license revenues do not increase significantly in the same period. We expect cost of services revenues as a percentage of total revenues to vary from period to period depending on the mix of services we provide, whether the services are provided by our staff or third party contractors, and on the utilization rates of our staff. Depending on the mix of software licenses sold, the cost of license revenues as a percentage of total revenue may increase in the future due to our existing royalty agreements.

     Research and development. Research and development expenses increased by 144.4% to approximately $5.8 million for the year ended December 31, 2000 compared to approximately $2.4 million for the year ended December 31, 1999. Research and development expenses represented 31% and 65% of total revenues for the years ended December 31, 2000 and 1999, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel, employee-related expenses, and the use of third-party contractors in the year ended December 31, 2000 for the development of Version 3.0 of Eprise Participant Server which was released in November 2000. We believe that continued investment in research and development is critical to achieving our corporate objectives, and we expect that the absolute dollar amounts of research and development expenses will increase in future periods. To date, all software development costs have been expensed as incurred.

     Selling and marketing. Selling and marketing expenses increased by 303.7% to approximately $20.4 million for the year ended December 31, 2000 compared to approximately $5.1 million for the year ended December 31, 1999. Selling and marketing expenses represented 107% and 138% of total revenues for the years ended December 31, 2000 and 1999, respectively. Approximately 64% of the increase in selling and marketing expenses was attributable to an increase in the number of sales and sales support personnel from 24 in 1999 to 61 in 2000 as we expanded our direct sales force nationally and globally. In addition, approximately 25% of the increase was attributable to significant cost increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand. We expect to increase our investment in selling and marketing efforts in order to increase brand awareness, build strategic partnerships, and continue our global expansion. We also anticipate that selling and marketing expenses will fluctuate from period to period as a percentage of total revenue as new sales personnel become productive, and based on the timing of marketing programs and new product releases.

     General and administrative. General and administrative expenses consist primarily of salaries and related costs of finance, human resources, information technology, legal and other administrative functions. General and administrative expenses increased by 194.3% to approximately $5.9 million for the year ended December 31, 2000 compared to approximately $2.0 million for the year ended December 31, 1999. General and administrative expenses represented 31% and 55% of total revenues for the years ended December 31, 2000 and 1999, respectively. The increase in general and administrative expenses primarily reflects personnel increases and the related costs associated with supporting our recent and anticipated revenue growth. We expect general and administrative costs to increase in absolute dollars as we continue to add the infrastructure and personnel needed to support our future growth.

     Compensation cost for stock options. Options were granted during 1999 at exercise prices which were the best estimate of our board of directors as to the fair value of the underlying common stock on the date of grant. However, subsequent to the grant date, we concluded that for grants after the release of the new version of Eprise Participant Server, these estimates may not have fully reflected the impact of this release. We have determined that for grants made from May to August 1999, $3.93 is a more reliable estimate of the fair value of the common stock during this period. For grants subsequent to August 1999, we determined that the mid-point of the preliminary price range for our anticipated public offering represented the best estimate of the fair value of the common stock during this period. For grants during 1999, compensation cost aggregated approximately $6.8 million, which will be amortized to expense over the four year vesting period of the option grants. For the years ended December 31, 2000 and 1999, compensation expense recorded related to these grants aggregated approximately $1.9 million and $524,000, respectively.

     Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings. The increase in other income between the two periods was the result of higher cash balances generated from our private placement financing in November 1999 and our initial public offering in March 2000.

     Income taxes. During the years ended December 31, 2000 and 1999, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period, other than a provision related to income earned on investments in a securities corporation as discussed below. At December 31, 2000, we had net operating loss carry forwards for federal and state income tax purposes aggregating $27.7 million available to offset future taxable income. These loss carry forwards expire in varying amounts through 2020. At December 31, 2000, we had federal and state tax credits aggregating $610,000 available to reduce future taxes payable, expiring through 2014. Because of changes in ownership that have occurred, including our initial public offering, our ability to fully utilize these carry forwards is likely to be limited. The income tax expense of $47,000 for the year ended December 31, 2000 represents taxes paid on income earned on assets held by Eprise Securities Corporation, a wholly-owned subsidiary of Eprise Corporation.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Software licenses. Revenues from software licenses increased by 582.6% to approximately $2.4 million for the year ended December 31, 1999 compared to $345,000 for the year ended December 31, 1998. The increase in revenues from software licenses was primarily due to the release of version 2.0 of Eprise Participant Server in April 1999 and the resulting increases in license deliveries during 1999. All license revenues for the year ended December 31, 1999 were attributable to new customers compared to 30% attributable to new customers for the year ended December 31, 1998.

     Services. Revenues from services increased by 182.3% to approximately $1.3 million for the year ended December 31, 1999 compared to $462,000 for the year ended December 31, 1998. Approximately 88% of the increase in revenues from services is attributable to consulting, 9% to training, and 3% to implementation revenue generated by new software license sales. Approximately 58% of services revenues for the year ended December 31, 1999 were attributable to new customers compared to 51% for the year ended December 31, 1998.

     Cost of revenues. Cost of revenues primarily relate to services because costs of licenses were insignificant. Cost of revenues increased by 144.6% to approximately $1.1 million for the year ended December 31, 1999 compared to $460,000 for the year ended December 31, 1998. However, as a percentage of total revenues, cost of revenues decreased to 31% for the year ended December 31, 1999 from 57% for the year December 31, 1998. This was primarily due to a larger percentage of total revenues being derived from software license fees (which have significantly higher gross profit margins) in the year ended December 31, 1999 compared to the year ended December 31, 1998, more efficient implementation of our products and better utilization of service personnel.

     Research and development. Research and development expenses increased by 9.8% to approximately $2.4 million for the year ended December 31, 1999 compared to approximately $2.1 million for the year ended December 31, 1998. The increase was primarily attributable to employee-related expenses incurred in the year ended December 31, 1999 for the continued development of Version 2.0 of Eprise Participant Server and future product releases.

     Selling and marketing. Selling and marketing expenses increased by 115.2% to approximately $5.1 million for the year ended December 31, 1999 compared to approximately $2.3 million for the year ended December 31, 1998. Approximately 72% of the increase in selling and marketing expenses was attributable to an increase in the number of sales and sales support personnel as we expanded our direct sales force. In addition, approximately 19% of the increase was attributable to significant cost increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand.

     General and administrative. General and administrative expenses increased by 61.0% to approximately $2.0 million for the year ended December 31, 1999 compared to $1.2 million for the year ended December 31, 1998. The increase in general and administrative expenses primarily reflects personnel increases and the related costs associated with supporting our recent and anticipated revenue growth.

     Compensation cost for stock options. For grants during 1999, compensation cost aggregated approximately $6.8 million, which will be amortized to expense over the four year vesting period of the option grants. For the year ended December 31, 1999, compensation expense recorded related to these grants aggregated $524,000.

     Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings. The increase in other income between the two periods was the result of higher cash balances generated from our second round of venture capital financing in August 1998 and our private placement financing in November 1999.

     Income taxes. During the years ended December 31, 1999 and 1998, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period. At December 31, 1999, we had net operating loss carry forwards for federal and state income tax purposes aggregating $13.5 million available to offset future taxable income. These loss carry forwards expire in varying amounts through 2014. At December 31, 1999, we had federal and state tax credits aggregating $319,000 available to reduce future taxes payable, expiring through 2014. Because of changes in ownership that have occurred, our ability to fully utilize these carry forwards is likely to be limited.


QUARTERLY RESULTS OF OPERATIONS

     The following table presents our unaudited results of operations for each of our last eight quarters up to and including the quarter ended December 31, 2000, and also presents such information as a percentage of our total revenue for the periods indicated. The unaudited results of operations have been prepared on substantially the same basis as the audited statements of operations contained in this Form 10-K and include all adjustments, consisting of normal recurring accruals, that we consider necessary to present this information fairly when read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                                        QUARTER ENDED
                                 ---------------------------------------------------------------------------------------------------
                                 MAR. 31,     JUNE 30,     SEP. 30,     DEC. 31,     MAR. 31,     JUNE 30,     SEP. 30,     DEC. 31,
                                   1999         1999         1999         1999         2000         2000         2000         2000
                                 --------     --------     --------     --------     --------     --------     --------     --------

                                                                          (IN THOUSANDS)
STATEMENT OF
 OPERATIONS DATA:
Revenues:
  Software licenses ..........   $   108      $   223      $   524      $ 1,500      $ 2,230      $ 3,600      $ 4,090      $ 3,272
  Services ...................        53          305          399          547          367        1,079        1,786        2,604
                                 -------      -------      -------      -------      -------      -------      -------      -------
    Total Revenues ...........       161          528          923        2,047        2,597        4,679        5,876        5,876
                                 -------      -------      -------      -------      -------      -------      -------      -------
Cost of revenues .............       126          161          415          423          922        1,721        1,987        3,069
                                 -------      -------      -------      -------      -------      -------      -------      -------
Gross profit .................        35          367          508        1,624        1,675        2,958        3,889        2,807
                                 -------      -------      -------      -------      -------      -------      -------      -------
Operating expenses:
  Research and development ...       568          545          558          689          939        1,343        1,652        1,835
  Selling and marketing ......       765        1,099        1,203        1,989        3,854        5,602        5,130        5,826
  General and administrative..       364          410          444          788          949        1,283        1,658        2,011
                                 -------      -------      -------      -------      -------      -------      -------      -------
    Total operating expenses       1,697        2,054        2,205        3,466        5,742        8,228        8,440        9,672
                                 -------      -------      -------      -------      -------      -------      -------      -------
Operating loss ...............    (1,662)      (1,687)      (1,697)      (1,842)      (4,067)      (5,270)      (4,551)      (6,865)
Other income (expense), net...        55           33           18          182          332        1,270        1,289        1,205
                                 -------      -------      -------      -------      -------      -------      -------      -------
Loss before income taxes .....    (1,607)      (1,654)      (1,679)      (1,660)      (3,735)      (4,000)      (3,262)      (5,660)
                                 -------      -------      -------      -------      -------      -------      -------      -------
Income taxes .................        --           --           --           --           --           --          (47)          --
                                 -------      -------      -------      -------      -------      -------      -------      -------
Net loss .....................   $(1,607)     $(1,654)     $(1,679)     $(1,660)     $(3,735)     $(4,000)     $(3,309)     $(5,660)
                                 =======      =======      =======      =======      =======      =======      =======      =======



                                                                        QUARTER ENDED
                                 ---------------------------------------------------------------------------------------------------
                                 MAR. 31,     JUNE 30,     SEP. 30,     DEC. 31,     MAR. 31,     JUNE 30,     SEP. 30,     DEC. 31,
                                   1999         1999         1999         1999         2000         2000         2000         2000
                                 --------     --------     --------     --------     --------     --------     --------     --------

                                                           (AS A PERCENTAGE OF TOTAL REVENUES)
PERCENT OF TOTAL REVENUES:
  Revenues:
  Software licenses ..........         67%          42%          57%          73%          86%          77%          70%        56%
  Services ...................         33           58           43           27           14           23           30         44
                                   ------       ------       ------       ------       ------       ------       ------     ------
    Total revenues ...........        100          100          100          100          100          100          100        100
                                   ------       ------       ------       ------       ------       ------       ------     ------
Cost of revenues .............         78           30           45           21           36           37           34         52
                                   ------       ------       ------       ------       ------       ------       ------     ------
Gross profit .................         22           70           55           79           64           63           66         48
                                   ------       ------       ------       ------       ------       ------       ------     ------
Operating expenses:
  Research and development ...        353          103           60           34           36           29           28         31
  Selling and marketing ......        475          208          130           97          148          120           87         99
  General and administrative .        226           79           48           38           37           27           28         34
                                   ------       ------       ------       ------       ------       ------       ------     ------
    Total operating expenses..      1,054          390          238          169          221          176          143        164
                                   ------       ------       ------       ------       ------       ------       ------     ------
Operating loss ...............     (1,032)        (320)        (183)         (90)        (157)        (113)         (77)      (116)
Other income (expense), net ..         34            6            2            8           13           27           22         20
                                   ------       ------       ------       ------       ------       ------       ------     ------

Loss before income taxes .....       (998)        (314)        (181)         (82)        (144)         (86)         (55)       (96)
Income taxes .................         --           --           --           --           --           --           (1)        --
                                   ------       ------       ------       ------       ------       ------       ------     ------
Net loss .....................       (998)%       (314)%       (181)%        (82)%       (144)%        (86)%        (56)%      (96)%
                                   ======       ======       ======       ======       ======       ======       ======     ======

     Our quarterly operating results have varied in the past and may vary significantly in the future depending on many factors including, among others:

     -    demand for our products and services;

     -    the timing of sales of our products and services;

     -    the timing of customer orders and product implementation;

     -    unexpected delays in introducing new products and services;

     - increased expenses, whether related to selling and marketing, product development or general administration;

     - changes in the rapidly evolving market for Web content management solutions;

     -    the mix of product license and service revenue; and

     -    the timing and size of sales derived through our strategic partners.

     Furthermore, we believe that the purchase of our products is relatively discretionary and generally involves a significant commitment of capital. As a result, purchases of our products may be deferred or canceled in the event of a downturn in any potential customer's business or the economy in general.

LIQUIDITY AND CAPITAL RESOURCES

     From our inception through 1997, we primarily financed our operations and met our capital expenditure requirements through funds generated from operations, funds borrowed from several stockholders and a director, and funds borrowed from Silicon Valley Bank. Since December 1997, we have raised over $107.0 million in venture capital, private placement and initial public offering financing in order to expand the product development and sales and marketing efforts of our business and the infrastructure to support our future growth.

     At December 31, 2000, our primary source of liquidity consisted of cash totaling approximately $68.6 million as well as accounts receivable of approximately $6.4 million. Accounts receivable increased by approximately $4.4 million in 2000, primarily as a result of our increase in revenues during the fourth quarter of 2000 over the fourth quarter of 1999. We expect that as we continue to expand our revenue base, our accounts receivable will increase proportionally. On March 29, 2000, we raised cash proceeds of approximately $63.2 million, after expenses, from the sale of 4,600,000 shares of our common stock in our initial public offering. In addition, we have a borrowing agreement with Silicon Valley Bank that provides us with a working capital revolving line of credit. The working capital line of credit, which expires on June 30, 2001, provides for borrowings up to a maximum amount equal to the lesser of $1.0 million or a percentage of eligible accounts receivable. Borrowings under the line are subject to financial performance covenants, bear interest at a rate per annum equal to the bank's prime rate plus 1/2%, and are collateralized by all of our tangible assets. There have been no borrowings to date under the working capital line of credit and as of December 31, 2000 there was $1.0 million available under the line. At December 31, 2000, there was a term note outstanding relating to a previous equipment line of credit with Silicon Valley Bank totaling $78,749. At December 31, 1999 and 2000, we were in compliance with all of the terms of our line of credit agreements.

     Our operating activities have used cash in the current calendar year and each of the last two calendar years. During the calendar years 2000, 1999, and 1998, cash used for operating activities of approximately $13.4 million, $6.9 million, and $5.3 million, respectively, resulted from net losses of approximately $16.7 million, $6.6 million, and $5.3 million, respectively. For the year ended December 31, 2000, cash used for operating activities consisted primarily of payroll and related expenditures, as well as expenditures for marketing programs representing approximately 36%, and expenditures for research and development representing approximately 15% (excluding payroll and related expenditures). For the year ended December 31, 1999, cash used for operating activities consisted primarily of payroll and related expenditures, as well as expenditures for marketing programs representing approximately 15%, and expenditures for research and development representing approximately 10% (excluding payroll and related expenditures). We expect cash operating losses to decrease over time as our revenues increase. However, we will continue to incur cash operating losses in the short-term as we increase and expand our distribution capability and continue our product development.

     Cash used for investing activities was approximately $4.5 million, $366,000, and $350,000 in the calendar years 2000, 1999, and 1998, respectively. The cash used for investing activities was primarily used for purchases of computer systems and software for internal development used to support our growth, as well as leasehold improvements for our new corporate office facility, and furniture and equipment to accommodate the increased number of personnel.

     Cash provided by financing activities amounted to approximately $64.0 million, $23.4 million, and $8.8 million in the calendar years 2000, 1999, and 1998, respectively. In March 2000, approximately $63.2 million, net of expenses, was provided from the sale of common stock in our initial public offering. In November 1999, approximately $23.4 million, net of expenses, was provided from the sale of Series C preferred stock to approximately 200 venture capital investors and other qualified investors who were existing stockholders of Eprise or clients of our private placement agent. In 1998, approximately $8.5 million was provided from the sale of Series B Preferred Stock to seven institutional venture capital investors and their affiliates and one accredited individual.

     We currently anticipate that our current cash and equivalents and line of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, additional dilution could result. In addition, any equity securities issued might have rights, preferences or privileges senior to our common stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. Eprise has adopted this accounting standard effective January 1, 2001, as required. The adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations.


FACTORS AFFECTING FUTURE RESULTS

              RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

WE HAVE A HISTORY OF LOSSES, AND MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We incurred net losses of $6.6 million for the year ended December 31, 1999 and $16.7 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $52.8 million. We have not yet achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant research and development, selling and marketing, and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Summary Financial Information," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes to those statements found elsewhere in this Form 10-K.

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

UNCERTAINTY IN THE OVERALL ECONOMY AND IN THE INTERNET BUSINESS SECTOR IN PARTICULAR COULD HAVE A NEGATIVE IMPACT ON OUR FUTURE REVENUES.

     The economy, and the Internet business sector in particular, have been unstable and declining over the past year, and particularly in the past quarter. We cannot predict whether this instability will continue, and if it does continue, how long it will last. Potential purchasers of our products are more carefully considering their technology expenditures and/or reducing their information technology budgets. As a result of this less favorable economic climate, potential purchasers may decide not to purchase our products or may delay their purchases indefinitely. Such decisions would have a negative impact on future revenues and our ability to grow our business.

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

     Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance.

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

                          RISKS RELATED TO OUR BUSINESS

ONLY A LIMITED NUMBER OF CUSTOMERS HAVE LICENSED OUR PRODUCT, AND OUR WEB CONTENT MANAGEMENT SOLUTION MAY NEVER ACHIEVE BROAD MARKET ACCEPTANCE.

     We first introduced Eprise Participant Server in February 1998 and delivered subsequent major releases in April 1999 and November 2000. To date, only a limited number of customers have licensed Eprise Participant Server, and an even smaller number are operating Web sites using the most recent version. Therefore, we have not demonstrated broad market acceptance of Eprise Participant Server. If our product does not gain broad market acceptance, or if it fails to meet customer expectations, our business would be harmed.

OUR QUARTERLY RESULTS OFTEN DEPEND ON A SMALL NUMBER OF RELATIVELY LARGE SALES.

     We typically derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. Although we do not believe that the loss of any particular customer would have a material adverse effect on our business or financial condition, our operating results could be materially adversely affected if we were unable to complete one or more substantial license sales in any future period. In the first, second, third and fourth quarters of 2000, our five largest customers accounted for approximately 50%, 26%, 33%, and 34%, respectively, of total revenues in those quarters.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DIRECT SALES AND SERVICES ORGANIZATIONS, WE MAY NOT BE ABLE TO INCREASE OUR SALES OR SUPPORT OUR CUSTOMERS.

     In the fiscal year ended December 31, 2000, we licensed substantially all of our products through our direct sales organization. As of March 2, 2001, we had 30 direct sales representatives. Our future success depends on substantially increasing the size and scope of our direct sales force, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. As of March 2, 2001, our customer service and support organization included 69 individuals. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

IF WE DO NOT SUCCESSFULLY MAINTAIN AND EXPAND OUR RELATIONSHIPS WITH INDUSTRY PARTNERS, OUR SALES COULD DECLINE OR GROW MORE SLOWLY THAN EXPECTED.

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

WE NEED TO INCREASE MARKET AWARENESS OF OUR PRODUCT TO REMAIN COMPETITIVE AND CONTINUE TO INCREASE OUR REVENUES.

     Our customer base is relatively small compared to some of our competitors, and we are facing increasing competition in our business sector. We are engaged in marketing and business development activities to increase our visibility as a provider of content management solutions. However, if we are unable to achieve greater market awareness of our product, it will become more difficult for us to compete successfully for new customers, and therefore more difficult to gain market acceptance and increase our license revenues.

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

     The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. We do not maintain key person life insurance on any executive officers other than our Chief Executive Officer and Chief Technology Officer. We cannot guarantee that we will be able to retain our key personnel. Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for these individuals is intense, and there can be no assurance that we can attract, assimilate or retain necessary personnel in the future.

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

                     RISKS RELATED TO THE SECURITIES MARKETS

THE MARKET FOR OUR COMMON STOCK HAS BEEN VOLATILE.

     The market for securities of most high technology companies, including Eprise, has been highly volatile. It is likely that the market price of our common stock will fluctuate widely in the future. Factors affecting the trading price of our common stock are likely to include:

     - responses to quarter-to-quarter variations in our results of operations;

     - the announcement of new products or product enhancements by us or our competitors;

     -    technological innovation by us or our competitors;

     - general market conditions or market conditions specific to particular industries; and

     -    changes in earnings estimates by analysts.

WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE MARKETABILITY OF OUR COMMON STOCK.

     Our amended and restated certificate of incorporation and by-laws contain provisions that could make it more difficult for a third party to acquire us or effect a change of control in our management, even if doing so would be beneficial to our stockholders. We have also adopted a shareholder rights plan designed to encourage potentially hostile acquirors to negotiate with the board before attempting a takeover of the company. In addition, the provisions of Delaware law and our stock incentive plans relating to an acquisition or change in control of Eprise may also have the effect of discouraging, delaying or preventing a sale.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     As of December 31, 2000, we had approximately $68.6 million in cash equivalents and short-term investments that was subject to interest rate risk. The average interest rate as of December 31, 2000 was approximately 6.6%.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a limited number of securities, including both government and corporate obligations and money market funds. As of December 31, 2000, all of our portfolio matures in one year or less. See Note 1 of Notes to Consolidated Financial Statements.

     We did not hold derivative financial instruments as of December 31, 2000, and have never held such instruments in the past. We had outstanding debt at December 31, 2000 of $78,749.

FOREIGN CURRENCY RISK

     Currently, the majority of our sales and expenses are denominated in U.S. dollars. As a result, we have experienced no significant foreign exchange gains or losses to date. While we do expect to effect some transactions in foreign currencies in 2001, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K entitled "Financial Statements," following Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the section entitled "Election of Directors" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates (the "Proxy Statement"). The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" included in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section "Certain Transactions" included in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a.   (1) Financial Statements

               All financial statements are set forth following the caption "Financial Statements," below.

     a.   (2) Financial Statement Schedules

               Financial statement schedules required by this section are omitted as they are either not required or the information contained therein is included in the financial statements or notes thereto.

     a.   (3) Exhibits

-------------------------------------------------------------------------------------------------------------------
                                                                              Incorporated by Reference From
-------------------------------------------------------------------------------------------------------------------
No.         Exhibit Title                                              Form               Date         Number
-------------------------------------------------------------------------------------------------------------------
3.1         Amended and Restated Certificate of Incorporation of       S-1/A              3/23/00      3.4
            Eprise
-------------------------------------------------------------------------------------------------------------------
3.2+        Certificate of Designation of Series A Junior
            Participating Preferred Stock
-------------------------------------------------------------------------------------------------------------------
3.3         Amended and Restated By-Laws of Eprise                     S-1/A              3/3/00       3.6
-------------------------------------------------------------------------------------------------------------------
4.1         Specimen certificate for shares of the common stock of     S-1/A              3/23/00      4.1
            Eprise
-------------------------------------------------------------------------------------------------------------------
4.2         Description of capital stock (contained in Exhibits 3.1
            and 3.2)
-------------------------------------------------------------------------------------------------------------------
4.3         Warrant to purchase 50,307 shares of common stock,         S-1                1/14/00      4.3
            issued to Silicon Valley Bank on July 18, 1997
            (exercised in part)
-------------------------------------------------------------------------------------------------------------------
4.4         Warrant to purchase 326,995 shares of Series A Preferred   S-1                1/14/00      4.4
            Stock, issued to Prism Venture Partners I, L.P. on
            October 9, 1997
-------------------------------------------------------------------------------------------------------------------
4.5         Warrant to purchase 75,460 shares of common stock,         S-1                1/14/00      4.5
            issued to Silicon Valley Bank on December 5, 1997
-------------------------------------------------------------------------------------------------------------------
4.6         Antidilution Agreement with Silicon Valley Bank, dated     S-1                1/14/00      4.6
            December 5, 1997
-------------------------------------------------------------------------------------------------------------------
4.7         Warrant to purchase 649,227 shares of common stock,        S-1                1/14/00      4.7
            issued to Deutsche Bank Securities Inc. as of September
            8, 1999 (exercised in part)
-------------------------------------------------------------------------------------------------------------------
4.8         Stockholder Rights Agreement dated December 18, 2000       8-K                12/19/00     4
            between the Company and Fleet Bank c/o EquiServe, L.P.
-------------------------------------------------------------------------------------------------------------------
10.1        Lease dated as of February 22, 2000 between NDNE 9/90      S-1/A              3/23/00      10.1
            200 Crossing Boulevard, LLC and Eprise, relating to the
            principal executive offices of Eprise at 200 Crossing
            Boulevard, Framingham, Massachusetts
-------------------------------------------------------------------------------------------------------------------
10.2        Eprise 1997 Amended and Restated Stock Option Plan*        S-1/A              3/3/00       10.5
-------------------------------------------------------------------------------------------------------------------
10.3        Inner Circle Technologies, Inc. 1994 Stock Option Plan*    S-1                1/14/00      10.6
-------------------------------------------------------------------------------------------------------------------
10.4        Eprise 2000 Non-Employee Director Stock Option Plan*       S-1/A              3/3/00       10.7
-------------------------------------------------------------------------------------------------------------------
10.5        Employment Agreement between Eprise Corporation and        S-1                1/14/00      10.8
            Joseph A. Forgione dated as of November 4, 1997*
-------------------------------------------------------------------------------------------------------------------
10.6        Employment Agreement between Eprise Corporation            S-1                1/14/00      10.9
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
            and Jonathan B. Radoff dated as of December 17, 1997*
-------------------------------------------------------------------------------------------------------------------
10.7        Eprise 2000 Employee Stock Purchase Plan dated January     S-1/A              3/3/00       10.10
            5, 2000, as amended
-------------------------------------------------------------------------------------------------------------------
10.8        Eprise Corporation Retirement Saving Plan dated October    S-1                1/14/00      10.11
            14, 1998, as amended
-------------------------------------------------------------------------------------------------------------------
10.9        Second Amended and Restated Registration Rights            S-1                1/14/00      10.13
            Agreement dated as of November 8, 1999 among Eprise and
            the preferred stockholders of Eprise
-------------------------------------------------------------------------------------------------------------------
10.10       Registration Rights Agreement dated July 18, 1997 among    S-1                1/14/00      10.14
            Eprise and Silicon Valley Bank
-------------------------------------------------------------------------------------------------------------------
10.11       Registration Rights Agreement dated December 5, 1997       S-1                1/14/00      10.15
            among Eprise and Silicon Valley Bank
-------------------------------------------------------------------------------------------------------------------
10.12       Loan and Security Agreement among Eprise and Silicon       S-1                1/14/00      10.16
            Valley Bank dated January 28, 1998
-------------------------------------------------------------------------------------------------------------------
10.13       Negative Pledge Agreement among Eprise and Silicon         S-1                1/14/00      10.17
            Valley Bank dated 1997
-------------------------------------------------------------------------------------------------------------------
10.14       First Loan Modification Agreement among Eprise and         S-1                1/14/00      10.18
            Silicon Valley Bank dated March 1999
-------------------------------------------------------------------------------------------------------------------
10.15+      10.15 Eprise Corporation Stock Loan Program Summary*
-------------------------------------------------------------------------------------------------------------------
21.1+       List of Subsidiaries
-------------------------------------------------------------------------------------------------------------------
23.1+       Independent Auditors' Consent -- Deloitte & Touche LLP
-------------------------------------------------------------------------------------------------------------------

________________________________________________________________________________

+ Filed herewith.
* Management compensatory plan or agreement.

b.   Reports on Form 8-K

     Eprise filed a Current Report on Form 8-K with the SEC on December 11, 2000 to disclose the Company's adoption of a stock repurchase program. The Company filed a second Current Report on Form 8-K on December 19, 2000, to disclose the Company's adoption of a shareholder rights plan.

                               EPRISE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                           ----
         Independent Auditors' Report.................................................     F-2
         Consolidated Balance Sheets as of December 31, 1999 and 2000.................     F-3
         Consolidated Statements of Operations for the fiscal years ended December 31,
         1998, 1999 and 2000..........................................................     F-4
         Consolidated Statements of Stockholders' Equity for the fiscal years ended
         December 31, 1998, 1999 and 2000.............................................     F-5
         Consolidated Statements of Cash Flows for the fiscal years ended December 31,
         1998, 1999 and 2000..........................................................     F-6
         Notes to Consolidated Financial Statements...................................     F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Eprise Corporation

We have audited the accompanying consolidated balance sheets of Eprise Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eprise Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 23, 2001

                               EPRISE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                           DECEMBER 31,
                                                                                  -----------------------------
                                                                                    2000                1999
                                                                                  ---------           ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                                    $  68,631           $  22,456
     Accounts receivable (less allowance for doubtful
       Accounts of  $296 and $189 at December 31, 2000 and 1999,
       Respectively)                                                                  6,361               2,045
     Due from related parties                                                            44                  58
     Prepaid expenses and other current assets                                        1,518                 317
                                                                                  ---------           ---------
           Total current assets                                                      76,554              24,876
                                                                                  ---------           ---------
Property and equipment:
     Computers and equipment                                                          3,540                 987
     Furniture and fixtures                                                           1,119                 135
     Leasehold improvements                                                           1,011                  30
                                                                                  ---------           ---------
           Total                                                                      5,670               1,152
     Less accumulated depreciation and amortization                                  (1,319)               (539)
                                                                                  ---------           ---------
           Property and equipment, net                                                4,351                 613
                                                                                  ---------           ---------
Other Assets, net                                                                       166                  45
                                                                                  ---------           ---------
Total Assets                                                                      $  81,071           $  25,534
                                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
     Current portion of equipment line of credit                                  $      79           $      86
     Accounts payable                                                                   763                 148
     Accrued compensation and benefits                                                2,204                 597
     Other accrued expenses                                                           2,635                 495
     Deferred revenue                                                                 2,490                 572
                                                                                  ---------           ---------
           Total current liabilities                                                  8,171               1,898
Long-term equipment line of credit, less current portion                                 --                  79
                                                                                  ---------           ---------
Total liabilities                                                                     8,171               1,977
                                                                                  ---------           ---------
Redeemable convertible preferred stock (Aggregate liquidation
     preference of $38,818)                                                              --              35,316
Stockholders' equity (deficiency):
     Preferred stock, $.01 par value; authorized 10,000 shares;
        no shares issued or outstanding                                                  --                  --
     Common stock, $.001 par value; authorized 90,000 shares; issued
        25,192 and 2,838 shares in 2000 and 1999, respectively                           25                   3
     Additional paid-in capital                                                     126,093              24,332
     Accumulated deficit                                                            (52,823)            (36,025)
     Notes receivable from officers                                                    (344)                (69)
     Treasury stock, at cost, 34 shares in 2000                                         (84)                 --
     Accumulated other comprehensive income                                              33                  --
                                                                                  ---------           ---------
Total stockholders' equity (deficiency)                                              72,900             (11,759)
                                                                                  ---------           ---------
Total liabilities and stockholders' equity (deficiency)                           $  81,071           $  25,534
                                                                                  =========           =========


     See notes to the consolidated financial statements.

                               EPRISE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         YEAR ENDED
                                                                                        DECEMBER 31,
                                                                        ----------------------------------------------
                                                                          2000               1999               1998
                                                                        --------           --------           --------

Revenues:
     Software licenses                                                  $ 13,192           $  2,355           $    345
     Services                                                              5,836              1,304                462
                                                                        --------           --------           --------
         Total net revenues                                               19,028              3,659                807
Cost of revenues (includes compensation costs of $179
     and $15 for stock options in 2000 and 1999, respectively)             7,699              1,125                460
                                                                        --------           --------           --------
Gross profit                                                              11,329              2,534                347

Operating expenses:
     Research and development (includes compensation
         costs of $209 and $73 for stock options in 2000 and
         1999, respectively)                                               5,769              2,360              2,149
     Selling and marketing (includes compensation costs
         of $1,062 and $381 for stock options in 2000 and
         1999, respectively)                                              20,412              5,056              2,349
     General and administrative (includes compensation
         costs of $431 and $55 for stock options in 2000 and
         1999, respectively)                                               5,901              2,005              1,246
                                                                        --------           --------           --------
         Total operating expenses                                         32,082              9,421              5,744
                                                                        --------           --------           --------
Operating loss                                                           (20,753)            (6,887)            (5,397)
Other income (expense):
     Interest income                                                       4,144                314                164
     Interest expense                                                        (48)               (27)               (28)
                                                                        --------           --------           --------
         Other income (expense), net                                       4,096                287                136
                                                                        --------           --------           --------
Loss before income taxes                                                 (16,657)            (6,600)            (5,261)
Income taxes                                                                 (47)                --                 --
                                                                        --------           --------           --------
Net loss                                                                 (16,704)            (6,600)            (5,261)
Accretion of redeemable convertible preferred stock                          (94)           (21,630)               (15)
                                                                        --------           --------           --------

Net loss to common stockholders                                         $(16,798)          $(28,230)          $ (5,276)
                                                                        ========           ========           ========

Net loss per share                                                      $  (0.83)          $ (11.42)          $  (2.40)
                                                                        ========           ========           ========

Weighted-average common shares outstanding                                20,301              2,473              2,200
                                                                        ========           ========           ========

Pro forma loss per share                                                $  (0.70)          $  (0.50)
                                                                        ========           ========

Pro forma weighted-average common shares outstanding                      23,920             13,274
                                                                        ========           ========


     See notes to the consolidated financial statements.

                               EPRISE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
                                                                               ----------------------------------------------
                                                                                 2000               1999               1998
                                                                               --------           --------           --------

Cash flows from operating activities
     Net loss                                                                  $(16,704)          $ (6,600)          $ (5,261)
     Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation and amortization                                               780                198                146
        Provision for doubtful accounts                                             776                156                  3
        Compensation cost for stock options                                       1,881                524                 --
        Loss on disposal of fixed assets                                             --                  4                 --
        Exchange of redeemable preferred stock for services                          --                 --                 91
        Increase (decrease) in cash from:
           Accounts receivable                                                   (5,092)            (2,098)                27
           Due from related parties                                                  14                (58)                --
           Prepaid expenses and other current assets                             (1,201)              (187)               (40)
           Other assets                                                            (121)               (10)                 6
           Accounts payable                                                         615               (116)                45
           Accrued expenses                                                       3,782                772                (20)
           Deferred revenue                                                       1,918                482               (256)
                                                                               --------           --------           --------
            Net cash used for operating activities                              (13,352)            (6,933)            (5,259)
                                                                               --------           --------           --------

Net cash used for investing activities - purchases of
     property and equipment                                                      (4,520)              (366)              (350)

Cash flows from financing activities:
     Proceeds from issuance of redeemable preferred stock, net of
        issuance costs                                                               --             23,365              8,630
     Proceeds from issuance of common stock, net of
        issuance costs                                                           63,121                 --                 --
     Payments on notes payable                                                      (86)               (79)               (77)
     Proceeds from issuance of note payable                                          --                 --                258
     Proceeds from exercise of stock options and warrants                           816                112                 19
     Repayments of stockholder notes                                                298                 --                 --
     Repurchases of common stock                                                   (102)
                                                                               --------           --------           --------
            Net cash provided by financing activities                            64,047             23,398              8,830
                                                                               --------           --------           --------
Net increase in cash                                                             46,175             16,099              3,221
Cash and cash equivalents, beginning of period                                   22,456              6,357              3,136
                                                                               --------           --------           --------
Cash and cash equivalents, end of period                                       $ 68,631           $ 22,456           $  6,357
                                                                               ========           ========           ========

Supplemental disclosures of cash flow information - cash
     paid for interest
                                                                               $     48           $     --           $     47
                                                                               ========           ========           ========
Summary of noncash investing and financing activities
     Issuance of stock for notes receivable                                    $    573           $     69           $     --
                                                                               ========           ========           ========
     Issuance of preferred stock for services at fair value
                                                                               $     --           $     --           $     91
                                                                               ========           ========           ========
     Issuance of warrants for common stock for services                        $     --           $    331           $     --
                                                                               ========           ========           ========


See notes to the consolidated financial statements.

                               EPRISE CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (In thousands)

                                                                                                              ACCUMULATED
                                  COMMON STOCK       TREASURY STOCK     ADDITIONAL                 NOTES         OTHER
                               ------------------  -------------------   PAID IN    ACCUMULATED  RECEIVABLE  COMPREHENSIVE
                                SHARES    AMOUNT    SHARES     AMOUNT    CAPITAL      DEFICIT   FROM OFFICER     INCOME      TOTAL
                               --------  --------  --------   --------  ----------  ----------- ------------ -------------   -----

Balance, January 1, 1998          2,162  $      2        --   $     --   $    190     $ (2,519)  $     --      $     --    $ (2,327)
  Exercise of stock options          75        --        --         --         19           --         --            --          19
  Accretion of redeemable
    preferred stock to
    redemption value                 --        --        --         --         --          (15)        --            --         (15)
  Net loss                           --        --        --         --         --       (5,261)        --            --      (5,261)
                               --------  --------  --------   --------   --------     --------   --------      --------    --------

Balance, December 31, 1998        2,237         2        --         --        209       (7,795)        --            --      (7,584)
  Exercise of stock options         601         1        --         --        180           --        (69)           --         112
  Issuance of Series C
    preferred stock                  --        --        --         --     21,555           --         --            --      21,555
  Accretion of redeemable
    preferred stock
    to redemption value              --        --        --         --         --      (21,630)        --            --     (21,630)
  Compensation cost for stock
    options                          --        --        --         --        524           --         --            --         524
  Issuance of warrant for
    services                         --        --        --         --      1,864           --         --            --       1,864
  Net loss                           --        --        --         --         --       (6,600)        --            --      (6,600)
                               --------  --------  --------   --------   --------     --------   --------      --------    --------

Balance, December 31, 1999        2,838         3        --         --     24,332      (36,025)       (69)           --     (11,759)
  Common stock issued upon
    initial public offering,
    net of issuance costs of
    approximately $5.8 million    4,600         5        --         --     63,116           --         --            --      63,121
  Mandatorily redeemable
    convertible preferred
    stock converted to common
    stock                        16,106        16        --         --     35,394           --         --            --      35,410
  Accretion of redeemable
    preferred stock to
    redemption value                 --        --        --         --         --          (94)        --            --         (94)
  Exercise of stock options
    and warrants                  1,648         1         9         18      1,370           --       (573)           --         816
  Repurchases of common stock        --        --       (43)      (102)        --           --         --            --        (102)
  Compensation cost for stock
  options                            --        --        --         --      1,881           --         --            --       1,881
  Repayment of notes
    receivable                       --        --        --         --         --           --        298            --         298
  Translation adjustments            --        --        --         --         --           --         --            33          33
  Net loss                           --        --        --         --         --      (16,704)        --            --     (16,704)
                               --------  --------  --------   --------   --------     --------   --------      --------    --------
Balance, December 31, 2000       25,192  $     25       (34)  $    (84)  $126,093     $(52,823)  $   (344)     $     33    $ 72,900
                               ========  ========  ========   ========   ========     ========   ========      ========    ========

                               EPRISE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Eprise Corporation and its subsidiaries develop, market and implement web content management solutions that help businesses shape and direct e-business communications effectively and efficiently. We also provide design and other consultative services designed to help organizations maximize the value they derive from the our web content management solutions. Business is conducted primarily in the United States.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions are eliminated.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign operations are translated into dollars using exchange rates as of the balance sheet date. The results of operations are translated at rates in effect during the periods transactions occur. Translation gains and losses are accumulated as separate components of comprehensive loss. Transaction gains and losses are recorded to the statement of operations currently; such gains and losses have not been material to date.

SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of financial statements requires us to make estimates that affect the reported amounts of assets, liabilities and reported results of operations. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. When arrangements contain multiple elements and vendor specific objective evidence exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements wherein vendor specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence exists or all elements have been delivered. Maintenance services revenues, whether sold separately or as part of a multiple element arrangement, are deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Consulting revenue is recognized as services are performed. Our revenue recognition practices are in conformity with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     COSTS OF REVENUE

     Costs of revenue consist primarily of personnel costs related to the provision of services. Costs of licenses, which are comprised of media and documentation costs, are not material in any period presented.

     COMPREHENSIVE LOSS

     Comprehensive loss represents the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For 1999 and 1998, the only item included in comprehensive loss is the Company's net loss. The components of the Company's comprehensive loss in 2000 are as follows:

Net loss                                                    $(16,704)
Foreign currency translation adjustment                           33
                                                            --------
Comprehensive loss                                          $(16,671)
                                                            ========

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist primarily of demand deposits and highly liquid short-term instruments purchased with remaining maturities of three months or less.

                               EPRISE CORPORATION

     DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost. Repairs and maintenance are expensed as incurred, while betterments are capitalized. Depreciation and amortization are provided using the straight-line method over estimated useful lives. Furniture and fixtures are depreciated over 7 years using the half year convention. Computers/Telecom are depreciated over 3 years using the half year convention. Any software with a value greater than $1,000 is capitalized over 36 months, with the use of the half month convention rule. Leasehold improvements are amortized over the life of the lease or the useful life, whichever is shorter.

     LONG-LIVED ASSETS

     Upon occurrence of certain events or changes in circumstances, we review the carrying value of its long-lived assets to determine if impairment has occurred and, if necessary, adjusts the carrying value accordingly. No adjustments have been required to date.

     STOCK-BASED COMPENSATION

     Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Compensation expense associated with awards to nonemployees is measured using the fair-value method. (See Note 6)

     INCOME TAXES

     Deferred income taxes are provided for differences between the financial statement carrying amounts and tax basis of the Company's assets and liabilities and tax loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Valuation allowances are provided to the extent realization of deferred tax assets is not considered more likely than not.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs, other than software development costs, are expensed as incurred. Software development costs are capitalized upon achievement of technological feasibility. To date, no costs have been incurred which qualify for capitalization.

NET LOSS PER SHARE

     PRO FORMA NET LOSS PER SHARE

     Pro forma net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. In addition, for purposes of pro forma net loss per share, all shares of Series A, B and C preferred stock, which were converted to common upon closing of our initial public offering in March of 2000, have been treated as though they were common stock in all periods in which such shares were outstanding. In addition, no effect is given to accretion of the preferred stock for purposes of this computation.

     HISTORICAL NET LOSS PER SHARE

     Historical net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted amounts per share would include the impact of our outstanding potential common shares, such as options and warrants (computed using the treasury stock method) and convertible preferred stock. However, the effect of these items would be antidilutive in all periods presented and they are excluded from the computation.

                               EPRISE CORPORATION

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Our revenues are derived from various customers who generally are not required to provide collateral for amounts owed to the Company. We operate in one segment. Our customers are dispersed over a wide geographic area.

     In 1999 major customers accounted for 13% and 10% of our revenues. In 1998, one customer accounted for 58% of our revenues. No other customers accounted for more than 10% of revenue in any of the other years presented.

DUE FROM RELATED PARTIES

     Amounts shown as due from related parties represent cash advances due from our employees as well as loans issued under the stock loan program (see Note 6).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     DERIVATIVE INSTRUMENTS

     On June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001 will not have a material impact on its financial position or results of operations.

3. LINES OF CREDIT

     We have lines of credit with a bank providing for borrowings of up to $1,000,000 for working capital ($800,000 prior to March 26, 1999) and borrowings of up to $500,000 for equipment purchases ($400,000 prior to March 26, 1999).

     Borrowings under the working capital commitment are limited to the lesser of $1,000,000 or 80% of eligible accounts receivable. The revolving line of credit expires on June 30, 2001. Any borrowings outstanding under the working capital line of credit bear interest at the bank's prime rate plus .5%. As of December 31, 1999 and 2000, there were no borrowings under the working capital line of credit. The equipment line of credit was available to acquire equipment through December 26, 1999, at which time outstanding borrowings converted to a term loan. Borrowings under the equipment line of credit bear interest at the bank's prime rate plus 1.5%. At December 31, 2000, $78,757 was outstanding under the initial tranche of the equipment line of credit, all of which is due in 2001. As of December 31, 2000, there were no borrowings under the second tranche of the equipment line of credit.

     The revolving line of credit is collateralized by substantially all of our assets. Borrowings under the equipment line of credit are collateralized by the related assets. The lines of credit contain covenants requiring minimum levels of liquidity and tangible net worth, and prohibit the payment of cash dividends. At December 31, 1999 and 2000, we were in compliance with the terms and covenants contained in the amended lines of credit.

4. STOCKHOLDERS' EQUITY

     In November 1999, the number of authorized shares of common stock was increased to 58,500,000. In March 2000, the number of authorized shares of common stock was further increased to 90,000,000.

     On December 11, 2000, our board of directors authorized a plan to repurchase, from time to time, an aggregate of up to $4,000,000 in shares of its outstanding Common Stock.

    On December 18, 2000, the Board of Directors declared a dividend distribution, payable to stockholders of record on December 29, 2000, of one preferred share purchase right for each outstanding share of common stock.

                               EPRISE CORPORATION

The rights expire on December 18, 2010, and will be exercisable only if a person or group (an "Acquiring Person") becomes the beneficial owner of 15% or more of the Company's common stock or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the common stock. Each right entitles the registered holder to purchase one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $21.00 (subject to certain adjustments). Each one one-hundredth of a share of Series A Preferred Stock has designations and powers, preferences and rights which make its value approximately equal to the value of a share of the Company's common stock. The Company generally will be entitled to redeem the rights at $0.01 per right at any time prior to the tenth day following a public announcement of the existence of an Acquiring Person. The description and terms of the rights are set forth in a Stockholder Rights Agreement dated December 18, 2000.

     REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Prior to the completion of our initial public offering of common stock in March 2000, we had three series of redeemable convertible preferred stock outstanding; Series A, Series B and Series C. These series were issued at various times from 1997 through 1999, and all contained preferences over our common stock, including liquidation preferences, cash redemption requirements, dividend preferences, and voting privileges. When we closed upon the initial public offering, all outstanding shares of redeemable convertible preferred stock were automatically converted into 16,105,845 shares of our common stock, and those classes of preferred stock were cancelled and all privileges they contained before conversion were terminated.

     As of December 31, 1999, the number of shares and liquidation value of the three classes of our redeemable convertible preferred stock were as follows:

     Number of shares:
         Series A                                    10,515,925
         Series B                                    14,320,446
         Series C                                    16,233,766

     Redemption and liquidation value:
         Series A                                 $   5,225,889
         Series B                                 $   8,592,268
         Series C                                 $  25,000,000

     Because the issuance of the Series C was close to the commencement of the Company's initial public offering, we concluded that a beneficial conversion feature was present in the Series C stock on the date of issuance. For purposes of evaluating this beneficial conversion feature, we determined that the mid-point value implied in the preliminary range of prices for the initial public offering ($9.00) represented the fair value of our common stock on the date the Series C was issued.

     As a result of this beneficial conversion feature, the proceeds from the Series C financing were allocated between the conversion feature and the Series C stock; because the fair value of the common stock ($9.00) was significantly in excess of the conversion price implicit in the Series C stock ($3.93), the entire amount of net proceeds ($21,555,501) were allocated to the conversion feature. Since the Series C was immediately convertible into common stock, an immediate dividend or accretion of $21,555,501 was recorded from common stockholders' equity to the carrying value of the Series C preferred stock.

     WARRANTS

     In connection with the private placement the Series C preferred stock, we issued to the placement agent a warrant to purchase 254,598 shares of our common stock at an exercise price of $3.93 per share. The warrant expires five years from the issuance date (September 1999). The estimated fair value of the warrant as of the date of grant was

                               EPRISE CORPORATION

$1,863,759. The warrant has been recorded as an issuance cost and was offset against the initial carrying value of the Series C Stock.

     The warrant was valued on the date of grant using the Black-Scholes option pricing model and the assumptions we used to value the warrant were:

Risk-free interest rate.........................................................................................     6.0%
Expected life of warrant........................................................................................  5 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant.........................      --
Assumed volatility..............................................................................................      51%
Fair value of underlying common stock...........................................................................   $9.00

     STOCK OPTIONS

     In August 1997, we adopted the 1997 Stock Option Plan (the "1997 Plan"), which provides for the issuance of common stock as either incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). Under the terms of the 1997 Plan, ISOs are to be granted at the fair market value of our common stock on the date of grant and NSOs are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest over four years and have contractual lives of up to ten years. In December 1999, we amended the plans to allow the holder of options to exercise their options immediately, with a requirement that the employees rights to the shares vest over a period that is identical to the original vesting schedule. Should the employee terminate prior to vesting, the employee is required to resell the shares to us at the original purchase price. This amendment did not result in a new measurement date.

     In December 1999, the 1997 Plan was amended to provide for automatic increases in options available for grant on January 1 of each of 2000, 2001 and 2002. The increase in options available (and the related reserved shares of common stock) in any given year is limited to the lesser of 5% of the total outstanding shares of common stock as of December 31st of the previous year or 1,372,549 additional options.

     As of the effective date of the 1997 Plan, any unvested or unexercised options that were issued under the 1997 Plan's predecessor, the 1994 Plan, that are forfeited will become available for issuance under the 1997 Plan thereby increasing the options available for grant under the 1997 Plan to a maximum of 4,144,281 shares. Option activity under both the 1997 and 1994 plans is as follows:

                                                                    WEIGHTED-       WEIGHTED-
                                                                     AVERAGE         AVERAGE
                                                 NUMBER OF           EXERCISE         FAIR
                                                  SHARES              PRICE           VALUE
                                                 ---------          ---------       ---------
Outstanding, January 1, 1998..........           1,153,493           $ 0.64
  Granted ............................             962,393             0.28          $ 0.08
  Exercised ..........................             (75,196)            0.26
  Canceled ...........................            (239,706)            0.26
                                                ----------

Outstanding, December 31, 1998 .......           1,800,984           $ 0.26
  Granted ............................           1,380,940             0.99          $ 2.37
  Exercised ..........................            (680,287)            0.30
  Canceled ...........................            (356,373)            0.29
                                                ----------

Outstanding, December 31, 1999........           2,225,264           $ 0.71
  Granted.............................           1,370,936             8.49          $ 6.84
  Exercised...........................          (1,519,774)            0.60
  Canceled............................            (370,118)            6.38
                                                ----------

Outstanding, December 31, 2000........           1,706,308           $ 5.85
                                                ==========
Vested, December 31, 2000 ............           1,366,802           $ 0.35
                                                ==========
Vested, December 31, 1999 ............             586,549           $ 0.26
                                                ==========
Vested, December 31, 1998 ............             337,902           $ 0.26
                                                ==========

                               EPRISE CORPORATION

     In July, 1999, the Board of Directors approved a stock loan program, which allows specified employees to fund the purchase of common stock pursuant to the exercise of stock options through loans from the Company. Borrowings are limited to 50% of the employee's annual salary. Loans under this program bear interest at a fixed rate of 0.5% over the Company's cost of funds on the date of the loan and are secured by the underlying shares, with the exception of the interest charges which are on a full-recourse basis. All loans are due no later than five years from the date of the loan. At December 31, 2000, $641,936 had been advanced to employees under this program.

     In January 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan, which allows our employees to purchase our common stock through payroll deductions at 85% of the then fair market value of the Company's stock. The Company reserved 588,235 shares for issuance under the plan. The plan provides for automatic increases in shares available for purchase under the plan. In general, the increase in shares available in any given year is limited to the lesser of 1% of the total outstanding shares of common stock as of December 31st of the previous year or 294,118 additional shares.

The 2000 Non-Employee Director Stock Plan provides for the issuance of options covering up to 274,510 shares of common stock to non-employee directors. Under the plan, non-employee directors receive a one-time grant of 15,686 options upon election to the Board of Directors. In addition, each year all non-employee directors will automatically receive an additional grant of 7,843 shares following our annual meeting. Options granted under the plan will be immediately exercisable, but will be subject to repurchase restrictions which will lapse over a three year period following the grant. Options granted under the plan contain exercise prices equal to the fair market value of the underlying common stock on the date of grant.

     At December 31, 2000, there were 221,122 options available for grant under the 1997 Plan, including those shares forfeited under the 1994 Plan.

     Grants made during 1999 contained exercise prices which were our best estimate of fair value of the underlying common stock on the date of grant. However, subsequent to the grant date, we concluded that for grants after the release of the new version of our principal product, these estimates may not have fully reflected the impact of this event. We concluded that for grants made between May and August 1999, $3.93 was a more reliable estimate of the fair value of the common stock during this period. For grants made in periods after August 1999, we concluded that the mid-point value implied in the preliminary range of prices for our initial public offering ($9.00) was a more reliable estimate of the fair value of the common stock during the period. For grants during this period, compensation cost aggregated $6,796,000, which is being amortized to expense over the four year vesting period of the option grants. For the years ended December 31, 1999 and 2000, compensation expense recorded related to these grants aggregated $523,726 and $1,881,445 respectively.

     The fair value of the options on their grant date was measured using the Black-Scholes option pricing model. Key assumptions used to apply this option pricing model are as follows:

                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                      1998            1999            2000
                                                  ------------    ------------    ------------

Risk-free interest rate .................              6.0%            6.0%            5.5%
Expected life of option grants...........           5 years         5 years         5 years
Expected dividend payment
  rate, as a percentage
  of the stock price on
  the date of grant .....................               --              --              --
Assumed volatility ......................               --%             --%            168%

                               EPRISE CORPORATION

     The option-pricing model used was designed to value readily tradable stock options with relatively short lives. However, we believe that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

     The following table sets forth information regarding options outstanding and vested at December 31, 2000:

                                OPTIONS OUTSTANDING                                       OPTIONS VESTED
----------------------------------------------------------------------------         -------------------------
                                                  WEIGHTED          WEIGHTED                         WEIGHTED
                                                  AVERAGE           AVERAGE                           AVERAGE
                             EXERCISE             REMAINING         EXERCISE                         EXERCISE
    SHARES                    PRICE                 LIFE             PRICE           SHARES            PRICE
    ------                   --------             ---------         --------         ------          ---------

1,706,308.......          $0.26 - 17.75          9.04 years          $5.85          1,366,802          $0.35

     As described in Note 2, we use the intrinsic value method to measure compensation expense associated with grants of stock options to employees. If we had used the fair value method to measure compensation, reported net loss would have been as follows:

                                           YEAR ENDED            YEAR ENDED             YEAR ENDED
                                          DECEMBER 31,          DECEMBER 31,           DECEMBER 31,
                                              1998                   1999                  2000
                                          ------------          ------------           ------------
As reported ....................          $    (5,261)          $     (6,600)          $    (16,704)
                                          ===========           ============           ============
Pro forma ......................          $    (5,337)          $     (8,277)          $    (19,991)
                                          ===========           ============           ============
Pro forma loss per share........          $     (2.42)          $     (12.09)          $      (0.99)
                                          ===========           ============           ============

     RESERVED SHARES

     At December 31, 2000, 4,891,534 shares of common stock were reserved for issuance under our stock option plans and outstanding warrants.

6. INCOME TAXES

     The components of the provision (benefit) for income taxes consisted of the following:


                                                       YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                      DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                          1998                  1999                  2000
                                                      ------------          ------------          ------------

Federal -- deferred ........................          $(1,619,000)          $(2,144,000)          $(4,786,000)
State -- deferred ..........................             (500,000)             (627,000)           (1,606,000)
State -- current............................                   --                    --                47,000
Increase in valuation allowance.............            2,119,000             2,771,000             6,392,000
                                                      -----------           -----------           -----------
Provision (benefit) for income
  taxes.....................................          $        --           $        --           $    47,000
                                                      ===========           ===========           ===========

                               EPRISE CORPORATION

     A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory Federal rate benefit..........          (34)%
State, net of Federal effect ...........           (6)
Valuation allowance provided ...........           40
                                                  ---
Effective rate .........................           --%
                                                  ===

     Deferred tax assets and liabilities consisted of the following:

                                               DECEMBER 31,           DECEMBER 31,
                                                   1999                   2000
                                               -----------            ------------

Deferred tax assets (liabilities):
  Property and equipment ...........          $    (58,000)          $   (153,000)
  Accounts receivable -
     allowance for doubtful accounts                76,000                117,000
  Accrued liabilities ..............                72,000                231,000
  Net operating loss carryforwards .             5,336,000             11,165,000
  Research and development credits .               133,000                610,000
  Valuation allowance ..............            (5,559,000)           (11,970,000)
                                              ------------           ------------
                                              $         --           $         --
                                              ============           ============

     At December 31, 2000, we had net operating loss carryforwards for federal and state tax purposes aggregating approximately $27.7 million available to offset future taxable income. These net operating loss carryforwards expire in varying amounts through 2020. At December 31, 2000, we had federal and state tax credits aggregating $610,000 available to offset future taxable income, expiring through 2014. Due to changes in ownership due to stock issuances during 1997, 1998 and 1999, our ability to utilize these carryforwards and credits is likely to be limited.

     The valuation allowance increased by $2,771,000 and $6,392,000 in 1999 and 2000, respectively, primarily due to the generation of net operating loss carryforwards and credits for which realization is more likely than not.

7. EMPLOYEE BENEFIT PLAN

     We have a qualified 401(k) retirement plan (the "Plan") under which eligible employees may contribute up to 20% of their annual compensation, subject to limitations imposed by the Internal Revenue Code. We provide matching contributions of 50% of the employee salary deferral, up to 5% of eligible earnings. Employees vest immediately in their contributions and earnings thereon and ratably over six years in our contributions. During the years ended December 31, 1998, 1999, and 2000, we made matching contributions of approximately $55,800, $81,880 and $174,225 respectively.

                               EPRISE CORPORATION

8. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     We have operating lease agreements for facilities. In 2000, we entered into a short-term lease for an operating facility. This lease called for rental payments of $171,126 and expired at the end of September 2000. We also entered into a ten year lease, commencing in October 2000, for a 78,260 sq. ft. operating facility.

     Future minimum lease commitments for all noncancelable operating leases at December 31, 2000 approximated the following:

Years Ending December 31:
  2001...........................................  $ 2,108,000
  2002...........................................    2,114,000
  2003...........................................    2,136,000
  2004...........................................    2,251,000
  2005...........................................    2,251,000
  Thereafter.....................................    5,486,000

     Rent expense under operating lease agreements approximated (including the termination fee) $198,400, $255,835 and $1,170,551 for the years ended December 31, 1998, 1999 and 2000 respectively.


                                   * * * * *

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, Section 13 or 15(d), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EPRISE CORPORATION


Dated:  March 30, 2001                       By: /s/ Joseph A. Forgione
                                                 -------------------------------
                                                 Joseph A. Forgione
                                                 President and Chief Executive
                                                  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on the 30th day of March, 2001.

               Signature                                              Title
               ---------                                              -----

/s/ Joseph A. Forgione                                  President, Chief Executive Officer,
------------------------------------------              and Director
          (Joseph A. Forgione)                          (Principal Executive Officer)

/s/ Milton A. Alpern                                    Senior Vice President, Finance and Administration,
------------------------------------------              and Chief Financial Officer
           (Milton A. Alpern)                           (Principal Financial and Accounting Officer)

/s/ Edson D. de Castro                                  Chairman of the Board and Director
------------------------------------------
          (Edson D. de Castro)

/s/ Deborah M. Besemer                                  Director
------------------------------------------
          (Deborah M. Besemer)

/s/ Robert C. Fleming                                   Director
------------------------------------------
          (Robert C. Fleming)

/s/ Alain J. Hanover                                    Director
------------------------------------------
          (Alain J. Hanover)

/s/ Nicholas A. Papantonis                              Director
------------------------------------------
       (Nicholas A. Papantonis)

/s/ Jonathan B. Radoff                                  Director
------------------------------------------
         (Jonathan B. Radoff)

/s/ Joseph J. Tischler                                  Director
------------------------------------------
         (Joseph J. Tischler)