Form 10-Q
period 2001-03-31
EPRISE CORP
filed 2001-05-15
CIK 1098937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q


(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ________________ to _________________



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

                                Yes   X   No
                                    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 4, 2001, there were 23,768,009 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                               EPRISE CORPORATION
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets as of
         March 31, 2001 and December 31, 2000                               3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 2001 and March 31, 2000                     4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2001 and March 31, 2000                     5

         Notes to Condensed Consolidated Financial Statements               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK                                                 19



                           PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  20


SIGNATURES                                                                 21

PART I  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                               EPRISE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          MARCH 31,      DECEMBER 31,
                                                                            2001            2000
                                                                          ---------      ------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $  61,903       $  68,631
     Accounts receivable (less allowance for doubtful
       accounts of  $428 and $296 at March 31, 2001 and
       December 31, 2000, respectively)                                       4,307           6,361
     Due from related parties                                                    49              44
     Prepaid expenses and other current assets                                2,547           1,518
                                                                          ---------       ---------
         Total current assets                                                68,806          76,554
Property and equipment, net                                                   4,744           4,351
Other assets, net                                                               207             166
                                                                          ---------       ---------
Total assets                                                              $  73,757       $  81,071
                                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of equipment line of credit                          $      57       $      79
     Accounts payable                                                         1,298             763
     Accrued compensation and benefits                                        2,127           2,204
     Other accrued expenses                                                   2,876           2,635
     Deferred revenue                                                         2,308           2,490
                                                                          ---------       ---------
         Total current liabilities                                            8,666           8,171
                                                                          ---------       ---------
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 10,000 shares;                --              --
        no shares issued or outstanding
     Common stock, $.001 par value; authorized 90,000 shares;
        25,192 shares issued at March 31, 2001 and December 31, 2000             25              25
     Additional paid-in capital                                             126,495         126,093
     Accumulated deficit                                                    (60,544)        (52,823)
     Notes receivable from officers                                            (333)           (344)
     Treasury stock, at cost, 437 and 34 shares at March 31, 2001
        and December 31, 2000, respectively                                    (508)            (84)
     Accumulated other comprehensive income (loss)                              (44)             33
                                                                          ---------       ---------
Total stockholders' equity                                                   65,091          72,900
                                                                          ---------       ---------
Total liabilities and stockholders' equity                                $  73,757       $  81,071
                                                                          =========       =========

See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                       2001            2000
                                                                     --------       --------
Revenues:
     Software licenses                                               $  1,717       $  2,230
     Services                                                           2,395            367
                                                                     --------       --------
         Total net revenues                                             4,112          2,597
Cost of revenues:
     Software licenses                                                    295              4
     Services (includes compensation costs of $49 and
         $11 for stock options for the three months ended
         March 31, 2001 and 2000, respectively)                         3,035            918
                                                                     --------       --------
         Total cost of revenues                                         3,330            922
                                                                     --------       --------
Gross profit                                                              782          1,675

Operating expenses:
     Research and development (includes compensation
         costs of  $49 and $52 for stock options for the three
         months ended March 31, 2001 and 2000, respectively)            2,246            939
     Selling and marketing (includes compensation costs
         of $248 and $268 for stock options for the three
         months ended March 31, 2001 and 2000, respectively)            5,348          3,854
     General and administrative (includes compensation
         costs of  $107 and $93 for stock options for the three
         months ended March 31, 2001 and 2000, respectively)            1,829            949
                                                                     --------       --------
         Total operating expenses                                       9,423          5,742
                                                                     --------       --------
Operating loss                                                         (8,641)        (4,067)
Other income (expense):
     Interest income                                                      959            335
     Interest expense and other                                            (9)            (3)
                                                                     --------       --------
         Other income, net                                                950            332
                                                                     --------       --------
Loss before income taxes                                               (7,691)        (3,735)
Income taxes                                                              (30)          --
                                                                     --------       --------
Net loss                                                               (7,721)        (3,735)
Accretion of redeemable convertible preferred stock                      --              (94)
                                                                     --------       --------

Net loss to common stockholders                                      $ (7,721)      $ (3,829)
                                                                     ========       ========

Net loss per share (Note 2)                                          $  (0.31)      $  (0.73)
                                                                     ========       ========

Weighted-average common shares outstanding (Note 2)                    24,892          5,222
                                                                     ========       ========

Pro forma loss per share (Note 2)                                    $  (0.31)      $  (0.19)
                                                                     ========       ========

Pro forma weighted-average common shares outstanding
     (Note 2)                                                          24,892         20,075
                                                                     ========       ========


See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        2001           2000
                                                                      --------       --------
Cash flows from operating activities:
     Net loss                                                         $ (7,721)      $ (3,735)
     Adjustments to reconcile net loss to net cash used for
         operating activities:
         Depreciation and amortization                                     349             89
         Provision for doubtful accounts                                   132             --
         Compensation cost for stock options                               453            424
         Increase (decrease) in cash from:
            Accounts receivable                                          1,922           (291)
            Due from related parties                                        (5)            32
            Prepaid expenses and other current assets                   (1,029)          (193)
            Other assets                                                   (41)           (24)
            Accounts payable                                               535            329
            Accrued expenses                                                87          1,727
            Deferred revenue                                              (182)           262
                                                                      --------       --------
              Net cash used for operating activities                    (5,500)        (1,380)
                                                                      --------       --------

Net cash used for investing activities - purchases of
     property and equipment                                               (742)          (964)
                                                                      --------       --------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net of
         issuance costs                                                     --         63,228
     Payments on notes payable                                             (22)           (22)
     Proceeds from exercise of stock options and warrants                   92            515
     Repayments of stockholder notes                                        11             --
     Repurchases of common stock                                          (567)            --
                                                                      --------       --------
              Net cash provided by (used for) financing activities        (486)        63,721
                                                                      --------       --------
Net increase (decrease) in cash                                         (6,728)        61,377
Cash and cash equivalents, beginning of period                          68,631         22,456
                                                                      --------       --------
Cash and cash equivalents, end of period                              $ 61,903       $ 83,833
                                                                      ========       ========
Supplemental disclosures of cash flow information - cash
     paid for interest                                                $      9       $      4
                                                                      ========       ========
Summary of noncash investing and financing activities -
     issuance of stock for notes receivable                           $     --       $    565
                                                                      ========       ========


See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS

     Eprise Corporation and its subsidiaries develop, market and implement Web content management solutions that help businesses shape and direct e-business communications effectively and efficiently. We also provide design and other consultative services designed to help organizations maximize the value they derive from our Web content management solutions. Business is conducted primarily in the United States.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     We prepared the accompanying unaudited condensed consolidated financial statements following the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     Revenue from products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. When arrangements contain multiple elements and vendor specific objective evidence exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements wherein vendor specific objective evidence does not exist for all undelivered elements, revenue for the delivered and undelivered elements is deferred until vendor specific objective evidence exists or all elements have been delivered. Maintenance services revenues, whether sold separately or as part of a multiple element arrangement, are deferred and recognized ratably over the term of the maintenance contract, generally twelve months. Consulting revenue is recognized as services are performed. Our revenue recognition practices are in conformity with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     STOCK-BASED COMPENSATION

     Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Compensation expense associated with awards to non-employees is measured using the fair-value method.

NET LOSS PER SHARE

     PRO FORMA NET LOSS PER SHARE

     Pro forma net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. In addition, for purposes of pro forma net loss per share, all shares of Series A, B and C preferred stock, which were converted into common stock upon closing of our initial public offering in March of 2000, have been treated as though they were common stock in all periods in which such shares were outstanding. In addition, no effect is given to accretion of the preferred stock for purposes of this computation.

                               EPRISE CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     For the quarter ended March 31, 2001, there were no customers who individually accounted for more than 10% of our revenue. For the quarter ended March 31, 2000, three customers accounted for 35% of our revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     DERIVATIVE INSTRUMENTS

     On June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our financial position or results of operations.

3.   INCOME TAXES

     A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

     Statutory Federal rate benefit........................... ......... (34)%
     State, net of Federal effect.......................................  (6)
     Non-deductible stock compensation..................................   2
     Valuation allowance provided.......................................  38
                                                                          --

     Effective rate.....................................................  --%
                                                                         ===

4.   STOCKHOLDERS' EQUITY

         On March 24, 2000, we completed our initial public offering of common stock. A total of 4,600,000 shares were sold at a price of $15.00 per share. The offering resulted in net proceeds of approximately $63.2 million, net of an underwriting discount of approximately $4.8 million and estimated offering expenses of approximately $1.0 million.

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

     We generate revenues from two principal sources: (1) license fees for our software products and (2) professional services and technical support revenues derived from consulting, implementation, training and maintenance services related to our software products. In the three-month period ended March 31, 2001, no customer accounted for more than 10% of our total revenues. In the three-month period ended March 31, 2000, three customers accounted for 35% of our total revenues.

      License revenue represented 42% of total revenues in the first three months of 2001. License sales produce significantly higher margins than service sales due to lower costs associated with licenses and their delivery.

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

     We recognize revenues from professional services as such services are performed. We recognize maintenance revenues, which are invoiced annually in advance, ratably over the term of the maintenance agreement, which is generally 12 months. Our maintenance revenues currently account for less than 15% of total revenues. As part of these agreements, we provide product enhancements and technical support services to customers for an annual fee, which typically amounts to 20% of the license fee. While a 60-day warranty is included in the software license, maintenance agreements typically are entered into as of the date of the software license. Maintenance agreements are renewable at the discretion of the customer. As of March 31, 2001, there have been 122 customers who have entered into maintenance agreements with Eprise. Of the 122 contracts, to date 23 have expired, of which 8 have been renewed. The remaining contracts have not yet come up for renewal.

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

     Cost of revenues. Cost of software licenses revenues includes royalties paid to certain software companies for products sold or distributed with or embedded in Eprise Participant Server. In the three months ended March 31, 2001, these royalties amounted to 5.8% of total revenues, and may increase in the future as license sales increase. Other costs associated with software licenses, including CDs and packaging, arise primarily from the production of software products, and have not been significant in any period presented, nor are they expected to be significant in the foreseeable future. Cost of services revenues consists primarily of salaries and related personnel costs, costs of third party contractors and other allocated expenses of our consulting, support and training organizations.

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

RESULTS OF OPERATIONS

The following table sets forth our operating results for the periods indicated as a percentage of revenues.

                                             Three Months Ended
                                                   March 31,
                                            2001              2000
                                            ----              ----
Revenues:
   Software licenses ...............          42%               86%
   Services ........................          58                14
                                            ----              ----
        Total revenues .............         100               100
                                            ----              ----
Cost of revenues
   Software licenses ...............           7                --
   Services ........................          74                36
                                            ----              ----
        Total cost of revenues .....          81                36
                                            ----              ----
Gross profit .......................          19                64
Operating expenses:
   Research and development ........          55                36
   Selling and marketing ...........         130               148
   General and administrative ......          44                37
                                            ----              ----
        Total operating expenses....         229               221
                                            ----              ----
Operating loss .....................        (210)             (157)
Other income (expense), net ........          23                13
                                            ----              ----
Loss before income taxes ...........        (187)             (144)
Income taxes .......................          (1)               --
                                            ----              ----
Net loss ...........................        (188)%            (144)%
                                            ====              ====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     Software licenses. Revenues from software licenses decreased by 23.0% to approximately $1.7 million for the three months ended March 31, 2001 compared to approximately $2.2 million for the three months ended March 31, 2000. Software license revenues represented 42% and 86% of total revenues for the three months ended March 31, 2001 and 2000, respectively. The decrease in revenues from software licenses was primarily due to a slow down in the customer decision making process resulting from market conditions and increased competition in the marketplace.

     Services. Revenues from services increased by 552.6% to approximately $2.4 million for the three months ended March 31, 2001 compared to $367,000 for the three months ended March 31, 2000. Services revenues represented 58% and 14% of total revenues for the three months ended March 31, 2001 and 2000, respectively. Approximately 69% of the increase in absolute dollars is attributable to consulting, 4% to training and 27% to maintenance revenue generated by new software license sales. The increase as a percentage of total revenues is attributable to implementation services for licenses sold in 2000 and additional follow-on services provided to our existing customers.

     Cost of software licenses. Cost of software licenses revenues were $295,000, representing 7% of total revenues, for the three months ended March 31, 2001. These costs primarily represent royalties paid to certain software companies for products sold with or embedded in Eprise Participant Server. These products were released in the second half of 2000.

     Cost of services. Cost of services increased by 230.6% to approximately $3.0 million for the three months ended March 31, 2001 compared to $918,000 for the three months ended March 31, 2000. Cost of services represented 74% and 36% of total revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in absolute dollars was due to the expansion of our professional services organization, including technical consulting, technical support and training. The increase as a percentage of total revenues was primarily due to the a smaller percentage of total revenues being derived from licenses (which have significantly higher gross margins) in the three months ended March 31, 2001.

     Research and development. Research and development expenses increased by 139.2% to approximately $2.2 million for the three months ended March 31, 2001 compared to $939,000 for the three months ended March 31, 2000. Research and development expenses represented 55% and 36% of total revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel and employee-related expenses incurred as well as utilizing contracted resources more extensively as part of our development effort for version 3.0 of Eprise Participant Server and future product releases.

     Selling and marketing. Selling and marketing expenses increased by 38.8% to approximately $5.3 million for the three months ended March 31, 2001 compared to approximately $3.9 million for the three months ended March 31, 2000. Selling and marketing expenses represented 130% and 148% of total revenues for the three months ended March 31, 2001 and 2000, respectively. Approximately 51% of the increase in absolute dollars was attributable to an increase in the number of sales and sales support personnel as we expanded our direct sales force nationally and globally. In addition, approximately 15% of the increase was attributable to increases in marketing programs and public relations activities as we expanded our presence in the market and further developed our brand.

     General and administrative. General and administrative expenses increased by 92.7% to approximately $1.8 million for the three months ended March 31, 2001 compared to $949,000 for the three months ended March 31, 2000. General and administrative expenses represented 44% and 37% of total revenues for the three months ended March 31, 2001 and 2000, respectively. The increase in absolute dollars primarily reflects personnel increases and the related costs associated with supporting our recent and anticipated revenue growth.

     Compensation cost for stock options. Options were granted during 1999 at exercise prices which were the best estimate of our board of directors as to the fair value of the underlying common stock on the date of grant. However, subsequent to the grant date, management concluded that for grants after the release of Eprise Participant Server version 2.0, these estimates may not have fully reflected the impact of this release. Management has determined that for grants made from May to August 1999, $3.93 is a more reliable estimate of the fair value of the common stock during this period. For grants made from August 1999 through the initial public offering, management determined that the mid-point of the preliminary price range for our anticipated public offering represented the best estimate of the fair value of the common stock during this period. For grants during 2000 and 1999, compensation cost aggregated approximately $1.4 million and $6.8 million, respectively, which will be amortized to expense over the four year vesting period of the option grants. For the three months ended March 31, 2001 and 2000, compensation expense recorded related to these grants aggregated $453,000 and $424,000, respectively.

     Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings. The increase in other income between the two periods was the result of higher cash balances generated from our public offering in March 2000.

     Income taxes. During the three months ended March 31, 2001 and 2000, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period. The income tax expense of $30,000 for the three months ended March 31, 2001 represents taxes paid on income earned on assets held by Eprise Securities Corporation, a wholly-owned subsidiary of Eprise Corporation.


LIQUIDITY AND CAPITAL RESOURCES

     From our inception through 1997, we primarily financed our operations and met our capital expenditure requirements through funds generated from operations, funds borrowed from several stockholders and a director, and funds borrowed from Silicon Valley Bank. Since December 1997, we have raised approximately $107.0 million in venture capital, private placement and initial public offering financing in order to expand the product development and sales and marketing efforts of the business and the infrastructure to support our future growth.

     At March 31, 2001, our primary source of liquidity consisted of cash totaling approximately $61.9 million as well as accounts receivable of approximately $4.3 million. On March 29, 2000, we raised cash proceeds of approximately $63.2 million, after expenses, from the sale of 4,600,000 shares of our common stock in our initial public offering. In addition, we have a borrowing agreement with Silicon Valley Bank that provides us with a working capital revolving line of credit. The working capital line of credit, which expires on June 30, 2001, provides for borrowings up to a maximum amount equal to the lesser of $1.0 million or a percentage of eligible accounts receivable. Borrowings under the line are subject to financial performance covenants, bear interest at a rate per annum equal to the bank's prime rate plus 1/2%, and are collateralized by all of our tangible assets. There have been no borrowings to date under the working capital line of credit and as of March 31, 2001 there was $1.0 million available under the line. At March 31, 2001, there was a term note outstanding relating to a previous equipment line of credit with Silicon Valley Bank totaling $57,278.

     Cash used in operating activities was approximately $5.5 million and $1.4 million in the three months ended March 31, 2001 and 2000, respectively. Net cash used in operating activities is primarily attributable to the net losses incurred in both periods.

     Cash used in investing activities was $742,000 and $964,000 in the three months ended March 31, 2001 and 2000, respectively. The cash used in investing activities was primarily used for purchases of computer systems and software for internal development used to support our growth, as well as furniture and equipment to accommodate our increase in personnel.

     Cash used for financing activities was $486,000 in the three months ended March 31, 2001. Cash provided by financing activities was approximately $63.7 million in the three months ended March 31, 2000. The cash used for financing activities was primarily used for the repurchase of the Company's common stock under a stock repurchase program.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. Eprise has adopted this accounting standard effective January 1, 2001, as required. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations.

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

              RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

WE HAVE A HISTORY OF LOSSES, AND MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

     We incurred net losses of $7.7 million for the three months ended March 31, 2001 and $3.7 million for the three months ended March 31, 2000. As of March 31, 2001, we had an accumulated deficit of $60.5 million. We have not yet achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant research and development, selling and marketing, and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly in recent quarters, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Summary Financial Information," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes to those statements found elsewhere in this Form 10-Q.

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

UNCERTAINTY IN THE OVERALL ECONOMY AND IN THE INTERNET BUSINESS SECTOR IN PARTICULAR COULD HAVE A NEGATIVE IMPACT ON OUR FUTURE REVENUES.

     The economy, and the Internet business sector in particular, have been unstable and declining over the past year, and particularly in the past several quarters. We cannot predict whether this instability will continue, and if it does continue, how long it will last. Potential purchasers of our products are more carefully considering their technology expenditures and/or reducing their information technology budgets. As a result of this less favorable economic climate, potential purchasers may decide not to purchase our products or may delay their purchases indefinitely. Such decisions would have a negative impact on future revenues and our ability to grow our business.

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

OUR QUARTERLY RESULTS OFTEN DEPEND ON A SMALL NUMBER OF RELATIVELY LARGE SALES.

     We typically derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. Although we do not believe that the loss of any particular customer would have a material adverse effect on our business or financial condition, our operating results could be materially adversely affected if we were unable to complete one or more substantial license sales in any future period. In the first, second, third and fourth quarters of 2000, our five largest customers accounted for approximately 50%, 26%, 33%, and 34%, respectively, of total revenues in those quarters. In the three-month period ended March 31, 2001, our five largest customers accounted for approximately 33% of total revenues.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DIRECT SALES AND SERVICES ORGANIZATIONS, WE MAY NOT BE ABLE TO INCREASE OUR SALES OR SUPPORT OUR CUSTOMERS.

     In the fiscal year ended December 31, 2000 and the first quarter of 2001, we licensed substantially all of our products through our direct sales organization. As of May 4, 2001, we had 31 direct sales representatives. Our future success depends on substantially increasing the size and scope of our direct sales force, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. As of May 4, 2001, our customer service and support organization included 64 individuals. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     As of March 31, 2001, we had approximately $61.9 million in cash equivalents and short-term investments that was subject to interest rate risk. The average interest rate as of March 31, 2001 was approximately 5.6%.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a limited number of securities, including both government and corporate obligations and money market funds. As of March 31, 2001, all of our portfolio matures in one year or less.

     We did not hold derivative financial instruments as of March 31, 2001, and have never held such instruments in the past. We had outstanding debt at March 31, 2001 of $57,278.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit No.         Description
-----------         -----------

    99 Agreement, release and waiver between the Company and Joseph Fiorentino


(b) The Company filed no reports on Form 8-K for the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EPRISE CORPORATION





Dated:  May 15, 2001                /s/  Joseph A. Forgione
                                    --------------------------------------------
                                    Joseph A. Forgione
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





Dated:  May 15, 2001                /s/  Milton A. Alpern
                                    --------------------------------------------
                                    Milton A. Alpern
                                    Senior Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)