Form 10-Q
period 2001-06-30
EPRISE CORP
filed 2001-08-13
CIK 1098937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________ to _________________


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

                                Yes [X] No [ ]

Indicate by check mark whether the Registrant has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 3, 2001, there were 23,059,306 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                               EPRISE CORPORATION

        FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS
                                                                                                    PAGE NO.
                                                                                                    --------
                                    PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS:

                           Condensed Consolidated Balance Sheets as of
                           June 30, 2001 and December 31, 2000                                             3

                           Condensed Consolidated Statements of Operations for the Three
                           Months and Six Months Ended June 30, 2001 and June 30, 2000                     4

                           Condensed Consolidated Statements of Cash Flows for the Six
                           Months Ended June 30, 2001 and June 30, 2000                                    5

                           Notes to Condensed Consolidated Financial Statements                            6

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   8

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                           ABOUT MARKET RISK                                                              20

                                    PART II.  OTHER INFORMATION

ITEM 2.                    CHANGES IN SECURITIES AND USE OF PROCEEDS                                      22

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            22

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K                                               22

SIGNATURES                                                                                                23

PART I  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                               EPRISE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  JUNE 30,            DECEMBER 31,
                                                                                    2001                  2000
                                                                                 ---------            ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                   $  54,035               $  68,631
     Accounts receivable (less allowances for doubtful
       accounts and returns of  $480 and $296 at June 30, 2001 and
       December 31, 2000, respectively)                                              3,516                   6,361
     Due from related parties                                                           67                      44
     Prepaid expenses and other current assets                                       1,490                   1,518
                                                                                 ---------               ---------
         Total current assets                                                       59,108                  76,554
Property and equipment, net                                                          4,547                   4,351
Other assets, net                                                                      101                     166
                                                                                 ---------               ---------
Total assets                                                                     $  63,756               $  81,071
                                                                                 =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of equipment line of credit                                 $      36               $      79
     Accounts payable                                                                  740                     763
     Accrued compensation and benefits                                               2,092                   2,204
     Other accrued expenses                                                          1,889                   2,635
     Deferred revenue                                                                2,221                   2,490
                                                                                 ---------               ---------
         Total current liabilities                                                   6,978                   8,171
                                                                                 ---------               ---------
Stockholders' equity:
     Preferred stock, $.01 par value; authorized 10,000 shares;                         --                      --
        no shares issued or outstanding
     Common stock, $.001 par value; authorized 90,000 shares;
        25,192 shares issued at June 30, 2001 and December 31, 2000                     25                      25
     Additional paid-in capital                                                    126,846                 126,093
     Accumulated deficit                                                           (67,266)                (52,823)
     Notes receivable from officers                                                   (923)                   (344)
     Treasury stock, at cost, 1,963 and 34 shares at June 30, 2001
        and December 31, 2000, respectively                                         (1,833)                    (84)
     Accumulated other comprehensive income (loss)                                     (71)                     33
                                                                                 ---------               ---------
Total stockholders' equity                                                          56,778                  72,900
                                                                                 ---------               ---------
Total liabilities and stockholders' equity                                       $  63,756               $  81,071
                                                                                 =========               =========

See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                     -----------------------       -----------------------
                                                                       2001           2000           2001           2000
                                                                     --------       --------       --------       --------
Revenues:
     Software licenses                                               $  1,813       $  3,600       $  3,530       $  5,830
     Services                                                           2,345          1,079          4,740          1,446
                                                                     --------       --------       --------       --------
         Total net revenues                                             4,158          4,679          8,270          7,276
Cost of revenues:
     Software licenses                                                    125              7            420             11
     Services (includes compensation costs of $49 and
         $64 for stock options for the three months ended
         June 30, 2001 and 2000, respectively and $98 and
         $75 for the six months ended June 30, 2001 and
         2000, respectively)                                            2,437          1,714          5,472          2,632
                                                                     --------       --------       --------       --------
         Total cost of revenues                                         2,562          1,721          5,892          2,643
                                                                     --------       --------       --------       --------
Gross profit                                                            1,596          2,958          2,378          4,633

Operating expenses:
     Research and development (includes compensation
         costs of $45 and $58 for stock options for the three
         months ended June 30, 2001 and 2000, respectively
         and $94 and $110 for the six months ended June 30,
         2001 and 2000, respectively)                                   2,023          1,343          4,269          2,282
     Selling and marketing (includes compensation costs
         of $170 and $285 for stock options for the three
         months ended June 30, 2001 and 2000, respectively
         and $418 and $553 for the six months ended June 30,
         2001 and 2000, respectively)                                   5,431          5,602         10,779          9,456
     General and administrative (includes compensation
         costs of $107 and $122 for stock options for the three
         months ended June 30, 2001 and 2000, respectively
         and $214 and $215 for the six months ended June 30,
         2001 and 2000, respectively)                                   1,512          1,283          3,341          2,232
                                                                     --------       --------       --------       --------
         Total operating expenses                                       8,966          8,228         18,389         13,970
                                                                     --------       --------       --------       --------
Operating loss                                                         (7,370)        (5,270)       (16,011)        (9,337)
Other income (expense):
     Interest income                                                      654          1,288          1,613          1,623
     Interest expense and other                                            (5)           (18)           (14)           (21)
                                                                     --------       --------       --------       --------
         Other income, net                                                649          1,270          1,599          1,602
                                                                     --------       --------       --------       --------
Loss before income taxes                                               (6,721)        (4,000)       (14,412)        (7,735)
Income taxes                                                               (1)            --            (31)            --
                                                                     --------       --------       --------       --------
Net loss                                                               (6,722)        (4,000)       (14,443)        (7,735)
Accretion of redeemable convertible preferred stock                        --             --             --            (94)
                                                                     --------       --------       --------       --------

Net loss to common stockholders                                      $ (6,722)      $ (4,000)      $(14,443)      $ (7,829)
                                                                     ========       ========       ========       ========

Net loss per share (Note 2)                                          $  (0.28)      $  (0.16)      $  (0.59)      $  (0.51)
                                                                     ========       ========       ========       ========

Weighted-average common shares outstanding (Note 2)                    23,991         25,163         24,461         15,363
                                                                     ========       ========       ========       ========

Pro forma loss per share (Note 2)                                    $  (0.28)      $  (0.16)      $  (0.59)      $  (0.35)
                                                                     ========       ========       ========       ========

Pro forma weighted-average common shares outstanding
     (Note 2)                                                          23,991         25,163         24,461         22,659
                                                                     ========       ========       ========       ========

See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      -----------------------
                                                                        2001           2000
                                                                      --------       --------
Cash flows from operating activities:
     Net loss                                                         $(14,443)      $ (7,735)
     Adjustments to reconcile net loss to net cash used for
         operating activities:
         Depreciation and amortization                                     716            225
         Provision for doubtful accounts                                   183             98
         Compensation cost for stock options                               824            953
         Increase (decrease) in cash from:
            Accounts receivable                                          2,662         (2,097)
            Due from related parties                                       (23)            21
            Prepaid expenses and other current assets                       28           (964)
            Other assets                                                    65            (59)
            Accounts payable                                               (23)         1,326
            Accrued expenses                                              (962)         2,224
            Deferred revenue                                              (269)           822
                                                                      --------       --------
            Net cash used for operating activities                     (11,242)        (5,186)
                                                                      --------       --------

Net cash used for investing activities - purchases of
     property and equipment                                               (912)        (1,689)
                                                                      --------       --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of
         issuance costs                                                     --         63,152
     Payments on notes payable                                             (43)           (43)
     Proceeds from exercise of stock options and warrants                  100            449
     Issuance of notes receivable                                         (591)            --
     Repayments of stockholder notes                                        12             66
     Repurchases of common stock                                        (1,920)            (2)
                                                                      --------       --------
            Net cash provided by (used for) financing activities        (2,442)        63,622
                                                                      --------       --------
Net increase (decrease) in cash                                        (14,596)        56,747
Cash and cash equivalents, beginning of period                          68,631         22,456
                                                                      --------       --------
Cash and cash equivalents, end of period                              $ 54,035       $ 79,203
                                                                      ========       ========

Supplemental disclosures of cash flow information - cash
     paid for interest                                                $     12       $     22
                                                                      ========       ========
Summary of noncash investing and financing activities -
     issuance of stock for notes receivable                           $     --       $    573
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

      HISTORICAL NET LOSS PER SHARE

                               EPRISE CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      For the quarter ended June 30, 2001, two customers each accounted for 17% and 12% of our revenue. For the six months ended June 30, 2001, there were no customers who individually accounted for more than 10% of our revenue. For the quarter and six months ended June 30, 2000, there were no customers who individually accounted for more than 10% of our revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      DERIVATIVE INSTRUMENTS

      In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our financial position or results of operations.

      GOODWILL AND ACCOUNTING FOR BUSINESS COMBINATIONS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

      Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

3. INCOME TAXES

      A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

     Statutory Federal rate benefit....................................  (34)%
     State, net of Federal effect......................................   (6)
     Non-deductible stock compensation.................................    2
     Valuation allowance provided......................................   38
                                                                         ---
     Effective rate....................................................  ---%
                                                                         ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes which appear elsewhere in this report.

OVERVIEW

      Eprise, originally named Inner Circle Technologies and then NovaLink, was founded in 1992 as a provider of online interactive games. Between 1994 and 1997, our principal business shifted to creating and hosting Web sites for corporate clients. During this period, we encountered recurring problems arising out of the inadequacy of software tools that were commercially available to build and maintain Web sites. Realizing that there was an opportunity to streamline and automate these processes, we began to develop a software product called Eprise Participant Server to facilitate the construction and updating of Web sites. We shipped our first commercial product in early 1998. Eprise now markets and sells version 3.5 of Eprise Participant Server.

      We generate revenues from two principal sources: (1) license fees for our software products and (2) professional services and technical support revenues derived from consulting, implementation, training and maintenance services related to our software products. In the three-month period ended June 30, 2001, two customers each accounted for 17% and 12% of our total revenues. In the six-month period ended June 30, 2001, there were no individual customers accounting for 10% or more of our total revenues. In the three-month and six-month periods ended June 30, 2000, there were no individual customers accounting for 10% or more of our total revenues.

      License revenue represented 43% of total revenues in the first six months of 2001. License sales produce significantly higher margins than service sales due to lower costs associated with licenses and their delivery.

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

      Services. Services revenues consist principally of revenues derived from professional services associated with the implementation and integration of our software products, training of customers' employees and ongoing customer support, which primarily includes customer technical support services and product enhancements. We deliver professional services on either a fixed price basis or a time and materials basis. We generally complete implementation and training services within six months following license contract signing.

      We recognize revenues from professional services as such services are performed. We recognize maintenance revenues, which are invoiced annually in advance, ratably over the term of the maintenance agreement, which is generally 12 months. Our maintenance revenues currently account for approximately 15% of total revenues. As part of these agreements, we provide product enhancements and technical support services to customers for an annual fee, which typically amounts to 20% of the license fee. While a 60-day warranty is included in the software license, maintenance agreements typically are entered into as of the date of the software license. Maintenance agreements are renewable at the discretion of the customer. As of June 30, 2001, there have been 141 customers who have entered into maintenance agreements with

Eprise. Of the 141 contracts, to date 26 have expired, of which 10 have been renewed. The remaining contracts have not yet come up for renewal.

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

      Cost of revenues. Cost of software licenses revenues includes royalties paid to certain software companies for products sold or distributed with or embedded in Eprise Participant Server. In the six months ended June 30, 2001, these royalties amounted to 3.8% of total revenues, and may increase in the future as license sales increase. Other costs associated with software licenses, including CDs and packaging, arise primarily from the production of software products, and have not been significant in any period presented, nor are they expected to be significant in the foreseeable future. Cost of services revenues consists primarily of salaries and related personnel costs, costs of third party contractors and other allocated expenses of our consulting, support and training organizations.

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

      Recent events. On July 17, 2001, we completed a reduction in force, affecting approximately 20% of our workforce. We had 196 full-time employees as of June 30, 2001 compared to 154 as of June 30, 2000. As of July 31, 2001, we had 158 employees.

      On May 10, 2001, we commenced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections had to be made by June 8, 2001 and had to include all options granted during the prior six months. A total of 624,675 options to purchase our common stock were tendered in return for promises to grant new options on the grant date of December 12, 2001. The exercise price of the new options will be equal to the fair market value of our common stock on the date of grant.

RESULTS OF OPERATIONS

The following table sets forth our operating results for the periods indicated as a percentage of revenues.

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      2001        2000        2001        2000
                                      ----        ----        ----        ----
Revenues:
   Software licenses                  44 %        77 %        43 %        80 %
   Services..........................   56          23          57          20
                                      ----        ----        ----        ----
        Total revenues...............  100         100         100         100
                                      ----        ----        ----        ----
Cost of revenues
   Software licenses.................    3          --           5          --
   Services..........................   59          37          66          36
                                      ----        ----        ----        ----
        Total cost of revenues.......   62          37          71          36
                                      ----        ----        ----        ----
Gross profit.........................   38          63          29          64
Operating expenses:
   Research and development..........   49          29          52          31
   Selling and marketing.............  131         120         130         130
   General and administrative........   36          27          40          31
                                      ----        ----        ----        ----
        Total operating expenses.....  216         176         222         192
                                      ----        ----        ----        ----
Operating loss                        (178)       (113)       (193)       (128)
Other income (expense), net..........   16          27          19          22
                                      ----        ----        ----        ----
Loss before income taxes............. (162)        (86)       (174)       (106)
Income taxes.........................   --          --          --          --
                                      ----        ----        ----        ----

Net loss............................. (162)%       (86)%      (174)%      (106)%
                                      ====        ====        ====        ====


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

      Software licenses. Revenues from software licenses decreased by 49.6% to approximately $1.8 million for the three months ended June 30, 2001 compared to approximately $3.6 million for the three months ended June 30, 2000. Software license revenues represented 44% and 77% of total revenues for the three months ended June 30, 2001 and 2000, respectively. The decrease in revenues from software licenses was primarily due to a lengthening in the customer decision making process resulting from market conditions and increased competition in the marketplace.

      Services. Revenues from services increased by 117.3% to approximately $2.3 million for the three months ended June 30, 2001 compared to approximately $1.1 million for the three months ended June 30, 2000. Services revenues represented 56% and 23% of total revenues for the three months ended June 30, 2001 and 2000, respectively. Approximately 57% of the increase in absolute dollars is attributable to consulting and 42% to maintenance revenue generated by new software license sales. The increase as a percentage of total revenues is attributable to implementation services for licenses sold in 2000 and the first quarter of 2001 and additional follow-on services provided to our existing customers. Follow-on services represented 35% of the total services revenues for the three months ended June 30, 2001.

      Cost of software licenses. Cost of software licenses revenues was $125,000, representing 7% of license revenues, for the three months ended June 30, 2001. These costs primarily represent royalties paid to certain software companies for products sold with or embedded in Eprise Participant Server. These products were released in the second half of 2000 and the first quarter of 2001. Depending on the mix of software licenses sold, the cost of license revenues as a percentage of total revenues may increase in the future due to our existing royalty agreements.

      Cost of services. Cost of services increased by 42.2% to approximately $2.4 million for the three months ended June 30, 2001 compared to approximately $1.7 million for the three months ended June 30, 2000. Cost of services represented 104% and 159% of services revenues for the three months ended June 30, 2001 and 2000, respectively. The increase in absolute dollars was due to the expansion of our professional services organization, including technical consulting, technical support and training. The decrease as a percentage of services revenues was primarily due to a 50% decrease in the use of third party contractors, increased utilization of our services staff, and the increase in maintenance revenue as a percentage of services revenue in the three months ended June 30, 2001. We expect cost of services revenues as a percentage of total revenues to vary from period to period depending on the mix of services we provide, whether the services are provided by our staff or third party contractors and on the utilization rates of our staff. Since services revenues have substantially lower margins than license revenues, growth of our services business will result in a lower gross profit if our license revenues do not increase significantly in the same period.

      Research and development. Research and development expenses increased by 50.6% to approximately $2.0 million for the three months ended June 30, 2001 compared to approximately $1.3 million for the three months ended June 30, 2000. Research and development expenses represented 49% and 29% of total revenues for the three months ended June 30, 2001 and 2000, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel and employee-related expenses incurred as well as utilizing contracted resources more extensively as part of our development effort for version 3.5 of Eprise Participant Server and future product releases. We believe that continued investment in research and development is critical to achieving our corporate objectives, and that the absolute dollar amounts of research and development expenses may increase in future periods.

      Selling and marketing. Selling and marketing expenses decreased by 3.1% to approximately $5.4 million for the three months ended June 30, 2001 compared to approximately $5.6 million for the three months ended June 30, 2000. Selling and marketing expenses represented 131% and 120% of total revenues for the three months ended June 30, 2001 and 2000, respectively. The decrease was primarily attributable to the launching of an extensive advertising and branding campaign in the second quarter of 2000. This decrease was offset by the expansion of our business development staff as we extended our market reach through the establishment of relationships with systems integrators. We anticipate that selling and marketing expenses will fluctuate from period to period as a percentage of total revenues as new sales personnel become productive, and based on the timing of marketing programs and new product releases.

      General and administrative. General and administrative expenses increased by 17.8% to approximately $1.5 million for the three months ended June 30, 2001 compared to approximately $1.3 million for the three months ended June 30, 2000. General and administrative expenses represented 36% and 27% of total revenues for the three months ended June 30, 2001 and 2000, respectively. The increase in absolute dollars primarily reflects personnel increases and the related costs associated with supporting our anticipated growth. We expect general and administrative costs to fluctuate based on the growth of our business.

      Compensation cost for stock options. For certain option grants made during 2000 and 1999, we have concluded that the exercise price of such options were less than the fair value of the underlying common stock on the date of grant. As a result, compensation cost has been incurred related to these options which aggregated approximately $1.4 million and $6.8 million, for grants in 2000 and 1999, respectively, which is being amortized to expense over the four year vesting period of the option grants. For the three months ended June 30, 2001 and 2000, compensation expense recorded related to these grants aggregated $371,000 and $529,000, respectively.

      Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings. The decrease in other income between the two periods was the result of lower cash balances as we used the cash generated from our public offering in March 2000 for funding operations.

      Income taxes. During the three months ended June 30, 2001 and 2000, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

      Software licenses. Revenues from software licenses decreased by 39.5% to approximately $3.5 million for the six months ended June 30, 2001 compared to approximately $5.8 million for the six months ended June 30, 2000. Software license revenues represented 43% and 80% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The decrease in revenues from software licenses was primarily due to a lengthening in the customer decision making process resulting from market conditions and increased competition in the marketplace.

      Services. Revenues from services increased by 227.8% to approximately $4.7 million for the six months ended June 30, 2001 compared to approximately $1.4 million for the six months ended June 30, 2000. Services revenues represented 57% and 20% of total revenues for the six months ended June 30, 2001 and 2000, respectively. Approximately 67% of the increase in absolute dollars is attributable to consulting and 33% to maintenance revenue generated by new software license sales. The increase as a percentage of total revenues is attributable to implementation services for licenses sold in 2000 and additional follow-on services provided to our existing customers.

      Cost of software licenses. Cost of software licenses revenues were $420,000, representing 12% of license revenues, for the six months ended June 30, 2001. These costs primarily represent royalties paid to certain software companies for products sold with or embedded in Eprise Participant Server. These products were released in the second half of 2000.

      Cost of services. Cost of services increased by 107.9% to approximately $5.5 million for the six months ended June 30, 2001 compared to approximately $2.6 million for the six months ended June 30, 2000. Cost of services represented 115% and 182% of services revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in absolute dollars was due to the expansion of our professional services organization, including technical consulting, technical support and training. The decrease as a percentage of services revenues was primarily due to increased utilization of our services staff and the increase in maintenance revenue as a percentage of services revenue in the six months ended June 30, 2001.

      Research and development. Research and development expenses increased by 87.1% to approximately $4.3 million for the six months ended June 30, 2001 compared to approximately $2.3 million for the six months ended June 30, 2000. Research and development expenses represented 52% and 31% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel and employee-related expenses incurred as well as utilizing contracted resources more extensively as part of our development effort for version 3.5 of Eprise Participant Server and future product releases.

      Selling and marketing. Selling and marketing expenses increased by 14.0% to approximately $10.8 million for the six months ended June 30, 2001 compared to approximately $9.5 million for the six months ended June 30, 2000. Selling and marketing expenses represented 130% of total revenues for each of the six months ended June 30, 2001 and 2000. Approximately 61% of the increase in absolute dollars was attributable to an increase in the number of sales and sales support personnel as we expanded our direct sales force nationally and globally. In addition, approximately 50% of the increase in absolute dollars was attributable to the expansion of our business development staff as we extended our market reach through the establishment of relationships with systems integrators. These increases were offset by a decrease in marketing programs in the second quarter of 2000, during which we launched an extensive advertising and branding campaign.

      General and administrative. General and administrative expenses increased by 49.7% to approximately $3.3 million for the six months ended June 30, 2001 compared to approximately $2.2 million for the six months ended June 30, 2000. General and administrative expenses represented 40% and 31% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in absolute dollars primarily reflects personnel increases and the related costs associated with supporting our anticipated growth.

      Compensation cost for stock options. For the six months ended June 30, 2001 and 2000, compensation expense recorded related to stock option grants aggregated $824,000 and $953,000, respectively.

      Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings.

      Income taxes. During the six months ended June 30, 2001 and 2000, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period. The income tax expense of $31,000 for the six months ended June 31, 2001 primarily represents taxes paid on income earned on assets held by Eprise Securities Corporation, a wholly-owned subsidiary of Eprise Corporation.

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

      At June 30, 2001, our primary source of liquidity consisted of cash totaling approximately $54.0 million as well as accounts receivable of approximately $3.5 million. On March 29, 2000, we raised cash proceeds of approximately $63.2 million, after expenses, from the sale of 4,600,000 shares of our common stock in our initial public offering. In addition, we had a working capital revolving line of credit with Silicon Valley Bank that provided for borrowings up to a maximum amount equal to the lesser of $1.0 million or a percentage of eligible accounts receivable. The working capital line of credit expired on June 30, 2001 and has not been renewed. At June 30, 2001, there was a term note outstanding relating to a previous equipment line of credit with Silicon Valley Bank totaling $35,798.

      Cash used in operating activities was approximately $11.2 million and $5.2 million in the six months ended June 30, 2001 and 2000, respectively. Net cash used in operating activities is primarily attributable to the net losses incurred in both periods.

      Cash used in investing activities was $912,000 and approximately $1.7 million in the six months ended June 30, 2001 and 2000, respectively. The cash used in investing activities was primarily used for purchases of computer systems and software for internal development used to support our growth, as well as furniture and equipment to accommodate our increase in personnel.

      Cash used for financing activities was approximately $2.4 million in the six months ended June 30, 2001. Cash provided by financing activities was approximately $63.6 million in the six months ended June 30, 2000 primarily representing the proceeds from our initial public offering. The cash used for financing activities was primarily used for the repurchase of our common stock under a stock repurchase program.

      We currently anticipate that our current cash and equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other arrangements. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could harm our business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, additional dilution could result. In addition, any equity securities issued might have rights, preferences or privileges senior to our common stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. We have adopted this accounting standard effective January 1, 2001, as required. The adoption of SFAS No. 133 did not have a significant impact on our financial statements.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

      Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. We do not believe that the adoption of SFAS 142 will have a significant impact on our financial statements.

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

              RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

WE HAVE A HISTORY OF LOSSES, AND MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

      We incurred net losses of $14.4 million for the six months ended June 30, 2001 and $16.7 million for the year ended December 31, 2000. As of June 30, 2001, we had an accumulated deficit of $67.3 million. We have not yet achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant research and development, selling and marketing, and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown significantly year over year, we cannot be certain that we can sustain these growth rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Summary Financial Information," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes to those statements found elsewhere in this Form 10-Q.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND YOU SHOULD NOT RELY ON THEM TO PREDICT OUR FUTURE PERFORMANCE.

      Our revenues and operating results may vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

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

      We may increase our operating expenditures to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support and improve operational and financial systems. If our revenues do not increase along with these expenses, our business, operating results or financial condition could be materially adversely affected and net losses in a given quarter could be greater than expected. Although we have limited historical financial data, we believe that our quarterly operating results may experience seasonal fluctuations due to clients' fiscal year budgeting cycles and purchasing patterns.

                          RISKS RELATED TO OUR BUSINESS

ONLY A LIMITED NUMBER OF CUSTOMERS HAVE LICENSED OUR PRODUCT, AND OUR WEB CONTENT MANAGEMENT SOLUTION MAY NEVER ACHIEVE BROAD MARKET ACCEPTANCE.

      We first introduced Eprise Participant Server in February 1998 and delivered subsequent major releases in April 1999, November 2000, and June 2001. To date, only a limited number of customers have licensed Eprise Participant Server, and an even smaller number are operating Web sites using the most recent version. Therefore, we have not demonstrated broad market acceptance of Eprise Participant Server. If our product does not gain broad market acceptance, or if it fails to meet customer expectations, our business would be harmed.

OUR QUARTERLY RESULTS OFTEN DEPEND ON A SMALL NUMBER OF RELATIVELY LARGE SALES.

      We typically derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. Although we do not believe that the loss of any particular customer would have a material adverse effect on our business or financial condition, our operating results could be materially adversely affected if we were unable to complete one or more substantial license sales in any future period. In the first, second, third and fourth quarters of 2000, our five largest customers accounted for approximately 50%, 26%, 33%, and 34%, respectively, of total revenues in those quarters. In the first and second quarter of 2001, our five largest customers accounted for approximately 33% and 42% of total revenues, respectively.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DIRECT SALES AND SERVICES ORGANIZATIONS, WE MAY NOT BE ABLE TO INCREASE OUR SALES OR SUPPORT OUR CUSTOMERS.

      In the fiscal year ended December 31, 2000 and the first six months of 2001, we licensed substantially all of our products through our direct sales organization. As of August 3, 2001, we had 18 direct sales representatives. Our future success depends on substantially increasing the size and scope of our direct sales force, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. As of August 3, 2001, our customer service and support organization included 52 individuals. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

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

WE NEED TO MANAGE OUR GROWTH EFFECTIVELY TO REMAIN COMPETITIVE AND CONTINUE TO EXPAND OUR OPERATIONS.

      We have expanded our operations rapidly since inception. We expect to expand in the future to pursue potential opportunities. Rapid growth could place a significant demand on management, administrative and operations resources. Our ability to compete effectively and to manage our anticipated future growth requires us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We must add personnel to maintain our ability to grow in the future. We cannot guarantee that we will be able to do so successfully. Failure to manage our growth effectively could have a material adverse effect upon our business, operating results and financial condition.

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

OUR STOCK IS CURRENTLY TRADING BELOW THE MINIMUM THRESHOLD REQUIRED BY THE NASDAQ STOCK MARKET, AND IF THE BID PRICE FOR OUR STOCK DOES NOT RISE ABOVE $1.00 PER SHARE WE MAY BE DELISTED.

      Our common stock trades on the Nasdaq National Market, which has several requirements for continued listing of common stock, including a minimum bid price of $1.00 per share. The closing bid price per share of our common stock has been less than $1.00 for more than 30 consecutive trading days. We received a letter from the Nasdaq Stock Market on June 20, 2001, informing us that we currently do not satisfy the stock price requirements for listing on the Nasdaq National Market, and that if the closing bid price for our stock does not reach $1.00 for at least ten consecutive trading days between now and September 18, 2001, we may be de-listed from the Nasdaq National Market. Although we intend to use our best efforts to avoid de-listing, including filing an appeal and requesting a hearing with Nasdaq, we may not be able to maintain our National Market listing. If we are de-listed, our stock would be traded on the over-the-counter bulletin board (reported in the "pink sheets"), which could decrease trading volume and investors' liquidity. In addition, delisting could have a significant negative impact on our business plan and operations by creating a negative market perception of the Company that could adversely affect our ability to compete and obtain new business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      As of June 30, 2001, we had approximately $54.0 million in cash equivalents and short-term investments that was subject to interest rate risk. The average interest rate as of June 30, 2001 was approximately 4.0%.

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a limited number of securities, including both government and corporate obligations and money market funds.

      We did not hold derivative financial instruments as of June 30, 2001, and have never held such instruments in the past. We had outstanding debt at June 30, 2001 of $35,798.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Stockholders on May 15, 2001. The matters voted on and the results of such votes are set forth below:

                                                                        Votes         Votes       Votes        Broker
                                                         Votes For     Against      Withheld     Abstained    Non-Votes
1. Election of Class I director:
         Edson de Castro......................           16,875,360     -----      1,935,002       -----        -----


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      None

(b) The Company filed no reports on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EPRISE CORPORATION



Dated:  August 13, 2001            /s/  Joseph A. Forgione
                                   ------------------------------------------
                                   Joseph A. Forgione
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)





Dated:  August 13, 2001            /s/  Milton A. Alpern
                                   ------------------------------------------
                                   Milton A. Alpern
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)