Form 10-Q
period 2001-09-30
EPRISE CORP
filed 2001-11-14
CIK 1098937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

 ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________________ to ____________________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 2, 2001, there were 22,279,207 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

                               EPRISE CORPORATION

     FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001



                                TABLE OF CONTENTS

                                                                                              PAGE NO.
                                                                                              --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS:

                 Condensed Consolidated Balance Sheets as of

                 September 30, 2001 and December 31, 2000                                        3

                 Condensed Consolidated Statements of Operations for the Three
                 Months and Nine Months Ended September 30, 2001 and
                 September 30, 2000                                                              4

                 Condensed Consolidated Statements of Cash Flows for the Nine

                 Months Ended September 30, 2001 and September 30, 2000                          5

                 Notes to Condensed Consolidated Financial Statements                            6

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   9

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE

                 ABOUT MARKET RISK                                                              23



                          PART II.  OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS                                      24

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                               24



SIGNATURES                                                                                      25

PART I  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                               EPRISE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                              2001                2000
                                                                                              ----                ----
          ASSETS
          Current assets:
               Cash and cash equivalents                                                   $  47,906           $  68,631
               Accounts receivable (less allowances for doubtful
                 accounts and returns of  $440 and $296 at September 30, 2001
                 and December 31, 2000, respectively)                                          2,662               6,361
               Due from related parties                                                           77                  44
               Prepaid expenses and other current assets                                       1,111               1,518
                                                                                           ---------           ---------
                   Total current assets                                                       51,756              76,554
          Property and equipment, net                                                          4,277               4,351
          Other assets, net                                                                      102                 166
                                                                                           ---------           ---------
          Total assets                                                                     $  56,135           $  81,071
                                                                                           =========           =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
               Current portion of equipment line of credit                                 $      14           $      79
               Accounts payable                                                                  346                 763
               Accrued compensation and benefits                                               2,179               2,204
               Other accrued expenses                                                          1,747               2,635
               Deferred revenue                                                                2,111               2,490
                                                                                           ---------           ---------
                   Total current liabilities                                                   6,397               8,171
                                                                                           ---------           ---------
          Stockholders' equity:
               Preferred stock, $.01 par value; authorized 10,000 shares;
                  no shares issued or outstanding                                                 --                  --
               Common stock, $.001 par value; authorized 90,000 shares;
                  25,192 shares issued at September 30, 2001 and
                  December 31, 2000                                                               25                  25
               Additional paid-in capital                                                    127,498             126,093
               Accumulated deficit                                                           (74,217)            (52,823)
               Notes receivable from officers                                                   (913)               (344)
               Treasury stock, at cost, 2,921 and 34 shares at September 30, 2001
                  and December 31, 2000, respectively                                         (2,626)                (84)
               Accumulated other comprehensive income (loss)                                     (29)                 33
                                                                                           ---------           ---------
          Total stockholders' equity                                                          49,738              72,900
                                                                                           ---------           ---------
          Total liabilities and stockholders' equity                                       $  56,135           $  81,071
                                                                                           =========           =========

See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                                       -------------           -------------
                                                                                     2001        2000        2001        2000
                                                                                     ----        ----        ----        ----
Revenues:
     Software licenses .........................................................   $  1,088    $  4,090    $  4,618    $  9,920
     Services ..................................................................      1,841       1,786       6,581       3,232
                                                                                   --------    --------    --------    --------
         Total net revenues ....................................................      2,929       5,876      11,199      13,152
Cost of revenues:
     Software licenses .........................................................        119          28         539          39
     Services (includes compensation costs of $161 and
         $54 for stock options for the three months ended September 30, 2001 and
         2000, respectively and $259 and $129 for the nine months ended
         September 30, 2001 and 2000, respectively) ............................      2,255       1,959       7,727       4,591
                                                                                   --------    --------    --------    --------
         Total cost of revenues ................................................      2,374       1,987       8,266       4,630
                                                                                   --------    --------    --------    --------
Gross profit ...................................................................        555       3,889       2,933       8,522

Operating expenses:
     Research and development (includes compensation costs of $38 and $51 for stock options for the three months ended September 30, 2001 and 2000, respectively and $132 and $161 for the nine months
         ended September 30, 2001 and 2000, respectively) ......................      1,656       1,652       5,925       3,934
     Selling and marketing (includes compensation costs
         of $340 and $256 for stock options for the three months ended September
         30, 2001 and 2000, respectively and $758 and $809 for the nine months
         ended September 30, 2001 and 2000, respectively) ......................      4,236       5,130      15,015      14,586
     General and administrative (includes compensation
         costs of $106 and $108 for stock options for the three months ended
         September 30, 2001 and 2000, respectively and $320 and $323 for the nine months
         ended September 30, 2001 and 2000, respectively) ......................      1,663       1,658       5,004       3,890
     Restructuring charges for reduction in force ..............................        467          --         467          --
                                                                                   --------    --------    --------    --------
         Total operating expenses ..............................................      8,022       8,440      26,411      22,410
                                                                                   --------    --------    --------    --------
Operating loss .................................................................     (7,467)     (4,551)    (23,478)    (13,888)
Other income (expense):
     Interest income ...........................................................        529       1,304       2,142       2,927
     Interest expense and other ................................................         (3)        (15)        (17)        (36)
                                                                                   --------    --------    --------    --------
         Other income, net .....................................................        526       1,289       2,125       2,891
                                                                                   --------    --------    --------    --------
Loss before income taxes .......................................................     (6,941)     (3,262)    (21,353)    (10,997)
Income taxes ...................................................................        (10)        (47)        (41)        (47)
                                                                                   --------    --------    --------    --------
Net loss .......................................................................     (6,951)     (3,309)    (21,394)    (11,044)
Accretion of redeemable convertible preferred stock ............................         --          --          --         (94)
                                                                                   --------    --------    --------    --------

Net loss to common stockholders ................................................   $ (6,951)   $ (3,309)   $(21,394)   $(11,138)
                                                                                   ========    ========    ========    ========

Net loss per share (Note 2) ....................................................   $  (0.31)   $  (0.13)   $  (0.90)   $  (0.60)
                                                                                   ========    ========    ========    ========

Weighted-average common shares outstanding (Note 2) ............................     22,744      25,157      23,882      18,664
                                                                                   ========    ========    ========    ========

Pro forma loss per share (Note 2) ..............................................   $  (0.31)   $  (0.13)   $  (0.90)   $  (0.47)
                                                                                   ========    ========    ========    ========
Pro forma weighted-average common shares outstanding
     (Note 2) ..................................................................     22,744      25,157      23,882      23,502
                                                                                   ========    ========    ========    ========

See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                 2001         2000
                                                                                 ----         ----
          Cash flows from operating activities:
               Net loss                                                       $(21,394)    $(11,044)
               Adjustments to reconcile net loss to net cash used for
                   operating activities:
                   Depreciation and amortization                                 1,115          396
                   Provision for doubtful accounts                                 239          345
                   Compensation cost for stock options                           1,486        1,422
                   Increase (decrease) in cash from:
                      Accounts receivable                                        3,460       (3,835)
                      Due from related parties                                     (33)          10
                      Prepaid expenses and other current assets                    407       (1,590)
                      Other assets                                                  64          (41)
                      Accounts payable                                            (417)       1,191
                      Accrued expenses                                            (975)       2,825
                      Deferred revenue                                            (379)       1,849
                                                                              --------     --------
                      Net cash used for operating activities                   (16,427)      (8,472)
                                                                              --------     --------

          Net cash used for investing activities - purchases of
               property and equipment                                           (1,041)      (2,960)
                                                                              --------     --------

          Cash flows from financing activities:
               Proceeds from issuance of common stock, net of
                   issuance costs                                                   --       63,120
               Payments on notes payable                                           (65)         (64)
               Proceeds from exercise of stock options and warrants                121          811
               Issuance of notes receivable                                       (591)          --
               Repayments of stockholder notes                                      22           77
               Repurchases of common stock                                      (2,744)         (59)
                                                                              --------     --------
                      Net cash provided by (used for) financing activities      (3,257)      63,885
                                                                              --------     --------
          Net increase (decrease) in cash                                      (20,725)      52,453
          Cash and cash equivalents, beginning of period                        68,631       22,456
                                                                              --------     --------
          Cash and cash equivalents, end of period                            $ 47,906     $ 74,909
                                                                              ========     ========

          Supplemental disclosures of cash flow information - cash
               paid for interest                                              $     15     $     37
                                                                              ========     ========
          Summary of noncash investing and financing activities -
               issuance of stock for notes receivable                         $     --     $    573
                                                                              ========     ========

See notes to the condensed consolidated financial statements.

                               EPRISE CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results, which could be expected for the full year.

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

     For the three months ended September 30, 2001 and 2000, one customer accounted for 13% of our revenue in each of the periods. For the nine months ended September 30, 2001, one customer accounted for 10% of our revenue. For the nine months ended September 30, 2000, there were no customers who individually accounted for more than 10% of our revenue.

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

     ACCOUNTING FOR IMPAIRMENTS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 supersedes existing guidance on impairments, and provides guidance on developing estimates used to assess potential asset impairments. It also modifies existing guidance on discontinued operations, to allow identifiable components of an entity to be treated as discounting operations in the event of disposal.

3. INCOME TAXES

     A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

     Statutory Federal rate benefit ..          (34)%
     State, net of Federal effect ....           (6)
     Non-deductible stock compensation            2
     Valuation allowance provided ....           38
                                                ---
     Effective rate ..................          -- %
                                                ===

4. RESTRUCTURING CHARGES

     On July 17, 2001, we completed a reduction in force, affecting approximately 20% of our workforce. The restructuring charges of $467,000 represent severance payments and stock compensation relating to that reduction. As of September 30, 2001, $244,000 in severance payments remains unpaid.

5. PENDING ACQUISITION

     We signed a definitive merger agreement on September 17, 2001 with divine, inc. and expect the transaction to close in December 2001. The agreement provides for a stock-for-stock exchange in which Eprise Corporation shareholders will receive 2.4233 shares of divine class A common stock for each share of Eprise Corporation common stock that they own.

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

     We generate revenues from two principal sources: (1) license fees for our software products and (2) professional services and technical support revenues derived from consulting, implementation, training and maintenance services related to our software products. In the three-month and nine-month periods ended September 30, 2001, one customer accounted for 13% and 10% of our total revenues, respectively. In the three-month period ended September 30, 2000, one customer accounted for 13% of our total revenues. In the nine-month period ended September 30, 2000, no individual customer accounted for 10% or more of our total revenues.

      License revenue represented 41% of total revenues in the first nine months of 2001. License sales produce significantly higher margins than service sales due to lower costs associated with licenses and their delivery.

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

     We recognize revenues from professional services as such services are performed. We recognize maintenance revenues, which are invoiced annually in advance, ratably over the term of the maintenance agreement, which is generally 12 months. Our maintenance revenues currently account for approximately 18% of total revenues. As part of these agreements, we provide product enhancements and technical support services to customers for an annual fee, which typically amounts to 20% of the license fee. While a 60-day warranty is included in the software license, maintenance agreements typically are entered into as of the date of the software license. Maintenance agreements are renewable at the discretion of the customer. As of September 30, 2001, there have been 155 customers who have entered into maintenance agreements with Eprise. Of the 155 contracts, 57 have expired, of which 18 were renewed as of September 30, 2001 and 3 were subsequently renewed. The remaining contracts have not yet come up for renewal.

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

     Cost of revenues. Cost of software licenses revenues includes royalties paid to certain software companies for products sold or distributed with or embedded in Eprise Participant Server. In the nine months ended September 30, 2001, these royalties amounted to 3.3% of total revenues, and may increase in the future as license sales increase. Other costs associated with software licenses, including CDs and packaging, arise primarily from the production of software products, and have not been significant in any period presented, nor are they expected to be significant in the foreseeable future. Cost of services revenues consists primarily of salaries and related personnel costs, costs of third party contractors and other allocated expenses of our consulting, support and training organizations.

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

     Pending acquisition. We signed a definitive merger agreement on September 17, 2001 with divine, inc. and expect the transaction to close in December 2001, subject to shareholder approval. The agreement provides for a stock-for-stock exchange in which Eprise Corporation shareholders will receive 2.4233 shares of divine class A common stock for each share of Eprise Corporation common stock that they own. Following the exchange, we will become wholly-owed by divine, inc.

RESULTS OF OPERATIONS

The following table sets forth our operating results for the periods indicated as a percentage of revenues.

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                    2001            2000            2001            2000
                                                    ----            ----            ----            ----
          Revenues:
             Software licenses ...........            37%             70%             41%             75%
             Services ....................            63              30              59              25
                                                    ----            ----            ----            ----
                  Total revenues .........           100             100             100             100
                                                    ----            ----            ----            ----
          Cost of revenues
             Software licenses ...........             4               1               5              --
             Services ....................            77              33              69              35
                                                    ----            ----            ----            ----
                  Total cost of revenues .            81              34              74              35
                                                    ----            ----            ----            ----
          Gross profit ...................            19              66              26              65
          Operating expenses:
             Research and development ....            56              28              53              30
             Selling and marketing .......           145              87             134             111
             General and administrative ..            57              28              45              30
             Restructuring charges .......            16              --               4              --
                                                    ----            ----            ----            ----
                  Total operating expenses           274             143             236             171
                                                    ----            ----            ----            ----
          Operating loss .................          (255)            (77)           (210)           (106)
          Other income (expense), net ....            18              22              19              22
                                                    ----            ----            ----            ----
          Loss before income taxes .......          (237)            (55)           (191)            (84)
          Income taxes ...................            --              (1)             --              --
                                                    ----            ----            ----            ----
          Net loss .......................          (237)%           (56)%          (191)%           (84)%
                                                    ====            ====            ====            ====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Software licenses. Revenues from software licenses decreased by 73.4% to approximately $1.1 million for the three months ended September 30, 2001 compared to approximately $4.1 million for the three months ended September 30, 2000. Software license revenues represented 37% and 70% of total revenues for the three months ended September 30, 2001 and 2000, respectively. The decrease in revenues from software licenses was primarily due to a lengthening in the customer decision making process resulting from market conditions and increased competition in the marketplace.

     Services. Revenues from services increased by 3.1% to approximately $1.84 million for the three months ended September 30, 2001 compared to approximately $1.79 million for the three months ended September 30, 2000. Services revenues represented 63% and 30% of total revenues for the three months ended September 30, 2001 and 2000, respectively. The increase in absolute dollars is attributable to maintenance revenue generated by new software license sales in the latter half of 2000. The increase as a percentage of total revenues is primarily attributable to a decrease in license revenue for the three months ended September 30, 2001.

     Cost of software licenses. Cost of software licenses revenues was $119,000, representing 11% of license revenues, for the three months ended September 30, 2001. These costs primarily represent royalties paid to certain software companies for products sold with or embedded in Eprise Participant Server. These products were released in the second half of 2000 and the first quarter of 2001. Depending on the mix of software licenses sold, the cost of license revenues as a percentage of total revenues may increase in the future due to our existing royalty agreements.

     Cost of services. Cost of services increased by 15.1% to approximately $2.3 million for the three months ended September 30, 2001 compared to approximately $2.0 million for the three months ended September 30, 2000. Cost of services represented 122% and 110% of services revenues for the three months ended September 30, 2001 and 2000, respectively. The increase in absolute dollars was due to the expansion of our technical support organization in an effort to better support our maintained customer base.

The increase as a percentage of services revenues was primarily due to a decrease in utilization of our services staff as a result of the decrease in license revenue and the associated implementation services in the three months ended September 30, 2001. We expect cost of services revenues as a percentage of total revenues to vary from period to period depending on the mix of services we provide, whether the services are provided by our staff or third party contractors and on the utilization rates of our staff. Since services revenues have substantially lower margins than license revenues, growth of our services business will result in a lower gross profit if our license revenues do not increase significantly in the same period.

     Research and development. Research and development expenses remained consistent at approximately $1.7 million for the three months ended September 30, 2001 and 2000. Research and development expenses represented 56% and 28% of total revenues for the three months ended September 30, 2001 and 2000, respectively. We believe that continued investment in research and development is critical to achieving our corporate objectives, and that the absolute dollar amounts of research and development expenses may increase in future periods.

     Selling and marketing. Selling and marketing expenses decreased by 17.4% to approximately $4.2 million for the three months ended September 30, 2001 compared to approximately $5.1 million for the three months ended September 30, 2000. Selling and marketing expenses represented 145% and 87% of total revenues for the three months ended September 30, 2001 and 2000, respectively. The decrease was primarily attributable to the decrease in sales commissions and compensation in conjunction with the lower revenues in the three months ended September 30, 2001. We anticipate that selling and marketing expenses will fluctuate from period to period as a percentage of total revenues as new sales personnel become productive, and based on the timing of marketing programs and new product releases.

     General and administrative. General and administrative expenses remained consistent at approximately $1.7 million for the three months ended September 30, 2001 and 2000. General and administrative expenses represented 57% and 28% of total revenues for the three months ended September 30, 2001 and 2000, respectively. We expect general and administrative costs to fluctuate based on the growth of our business.

     Restructuring charges. Restructuring charges for a reduction in force were $467,000 for the three months ended September 30, 2001. On July 17, 2001, we completed a reduction in force, affecting approximately 20% of our workforce. The charges primarily represent severance payments relating to that reduction. As of September 30, 2001, $244,000 in severance payments remains unpaid.

     Compensation cost for stock options. For certain option grants made during 2000 and 1999, we have concluded that the exercise price of such options were less than the fair value of the underlying common stock on the date of grant. As a result, compensation cost has been incurred related to these options which aggregated approximately $1.4 million and $6.8 million, for grants in 2000 and 1999, respectively, which is being amortized to expense over the four year vesting period of the option grants. For the three months ended September 30, 2001 and 2000, compensation expense recorded related to these grants aggregated $645,000 and $469,000, respectively.

     Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings. The decrease in other income between the two periods was the result of lower cash balances as we used the cash generated from our public offering in March 2000 for funding operations.

     Income taxes. During the three months ended September 30, 2001 and 2000, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period. The income tax expense of $10,000 and $47,000 for the three months ended September 31, 2001 and 2000, respectively, primarily represents taxes paid on income earned on assets held by Eprise Securities Corporation, a wholly-owned subsidiary of Eprise Corporation.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Software licenses. Revenues from software licenses decreased by 53.4% to approximately $4.6 million for the nine months ended September 30, 2001 compared to approximately $9.9 million for the nine months ended September 30, 2000. Software license revenues represented 41% and 75% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The decrease in revenues from software licenses was primarily due to a lengthening in the customer decision making process resulting from market conditions and increased competition in the marketplace.

     Services. Revenues from services increased by 103.6% to approximately $6.6 million for the nine months ended September 30, 2001 compared to approximately $3.2 million for the nine months ended September 30, 2000. Services revenues represented 59% and 25% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. Approximately 53% of the increase in absolute dollars is attributable to consulting and 45% to maintenance revenue generated by new software license sales. The increase as a percentage of total revenues is attributable to implementation services for licenses sold in 2000 and completed in 2001 and follow-on services provided to our existing customers.

     Cost of software licenses. Cost of software licenses revenues were $539,000, representing 12% of license revenues, for the nine months ended September 30, 2001. These costs primarily represent royalties paid to certain software companies for products sold with or embedded in Eprise Participant Server. These products were released in the second half of 2000.

     Cost of services. Cost of services increased by 68.3% to approximately $7.7 million for the nine months ended September 30, 2001 compared to approximately $4.6 million for the nine months ended September 30, 2000. Cost of services represented 117% and 142% of services revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in absolute dollars was due to the expansion of our professional services organization, including technical consulting, technical support and training. The decrease as a percentage of services revenues was primarily due to increased utilization of our services staff and the increase in maintenance revenue as a percentage of services revenue in the nine months ended September 30, 2001.

     Research and development. Research and development expenses increased by 50.6% to approximately $5.9 million for the nine months ended September 30, 2001 compared to approximately $3.9 million for the nine months ended September 30, 2000. Research and development expenses represented 53% and 30% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel and employee-related expenses incurred as well as utilizing contracted resources more extensively as part of our development effort for version 3.5 of Eprise Participant Server and future product releases.

     Selling and marketing. Selling and marketing expenses increased by 2.9% to approximately $15.0 million for the nine months ended September 30, 2001 compared to approximately $14.6 million for the nine months ended September 30, 2000. Selling and marketing expenses represented 134% and 111% of total revenues for the nine months ended September 30, 2001 and 2000. The increase in absolute dollars was attributable to the expansion of our business development staff as we extended our market reach through the establishment of relationships with systems integrators. This increase was offset by a decrease in marketing programs following the launching of an extensive advertising and branding campaign in the second quarter of 2000.

     General and administrative. General and administrative expenses increased by 28.6% to approximately $5.0 million for the nine months ended September 30, 2001 compared to approximately $3.9 million for the nine months ended September 30, 2000. General and administrative expenses represented 45% and 30% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The increase in absolute dollars primarily reflects personnel increases.

     Compensation cost for stock options. For the nine months ended September 30, 2001 and 2000, compensation expense recorded related to stock option grants aggregated approximately $1.5 million and $1.4 million, respectively.

     Other income (expense). Other income and expense consisted primarily of interest income on invested cash balances and interest expense on borrowings.

     Income taxes. During the nine months ended September 30, 2001 and 2000, we reported losses for both financial and income tax purposes. No provision or benefit for income taxes was recorded in either period. The income tax expense of $41,000 and $47,000 for the nine months ended September 30, 2001 and 2000, respectively, primarily represents taxes paid on income earned on assets held by Eprise Securities Corporation, a wholly-owned subsidiary of Eprise Corporation.

     Stock option exchange program. On May 10, 2001, we commenced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections had to be made by June 8, 2001 and had to include all options granted during the prior six months. A total of 624,675 options to purchase our common stock were tendered in return for promises to grant new options on the grant date of December 12, 2001. The exercise price of the new options will be equal to the fair market value of our common stock on the date of grant.

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

     At September 30, 2001, our primary source of liquidity consisted of cash totaling approximately $47.9 million as well as accounts receivable of approximately $2.7 million. On March 29, 2000, we raised cash proceeds of approximately $63.2 million, after expenses, from the sale of 4,600,000 shares of our common stock in our initial public offering. At September 30, 2001, there was a term note outstanding relating to a previous equipment line of credit with Silicon Valley Bank totaling $14,319.

     Cash used in operating activities was approximately $16.4 million and $8.5 million in the nine months ended September 30, 2001 and 2000, respectively. Net cash used in operating activities is primarily attributable to the net losses incurred in both periods.

     Cash used in investing activities was approximately $1.0 million and $3.0 million in the nine months ended September 30, 2001 and 2000, respectively. The cash used in investing activities was primarily used for purchases of computer systems and software for internal development used to support our growth, as well as furniture and equipment to accommodate our increase in personnel.

     Cash used for financing activities was approximately $3.3 million in the nine months ended September 30, 2001. Cash provided by financing activities was approximately $63.9 million in the nine months ended September 30, 2000 primarily representing the proceeds from our initial public offering. The cash used for financing activities was primarily used for the repurchase of our common stock under a stock repurchase program.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 supersede existing guidance on impairments, and provides guidance on developing estimates used to assess potential asset impairments. It also modifies existing guidance on discontinued operations, to allow identifiable components of an entity to be treated as discounting operations in the event of disposal.

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

              RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

WE HAVE A HISTORY OF LOSSES, AND MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

    We incurred net losses of $21.4 million for the nine months ended September 30, 2001 and $16.7 million for the year ended December 31, 2000. As of September 30, 2001, we had an accumulated deficit of $74.2 million. We have not yet achieved profitability and we expect to incur net losses for the foreseeable future. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. We expect to continue to incur significant research and development, selling and marketing, and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Summary Financial Information," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes to those statements found elsewhere in this Form 10-Q.

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

OUR QUARTERLY RESULTS OFTEN DEPEND ON A SMALL NUMBER OF RELATIVELY LARGE SALES.

     We typically derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. Although we do not believe that the loss of any particular customer would have a material adverse effect on our business or financial condition, our operating results could be materially adversely affected if we were unable to complete one or more substantial license sales in any future period. In the first, second, third and fourth quarters of 2000, our five largest customers accounted for approximately 50%, 26%, 33% and 34%, respectively, of total revenues in those quarters. In the first, second and third quarters of 2001, our five largest customers accounted for approximately 33%, 42% and 35% of total revenues, respectively.

IF WE DO NOT SUCCESSFULLY EXPAND OUR DIRECT SALES AND SERVICES ORGANIZATIONS, WE MAY NOT BE ABLE TO INCREASE OUR SALES OR SUPPORT OUR CUSTOMERS.

    In the fiscal year ended December 31, 2000 and the first nine months of 2001, we licensed substantially all of our products through our direct sales organization. As of November 2, 2001, we had 18 direct sales representatives. Our future success depends on substantially increasing the size and scope of our direct sales force, both domestically and internationally. There is intense competition for personnel, and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified sales personnel on a timely basis. Moreover, we believe that as our sales increase, and given the large-scale deployment required by our customers, we will need to hire and retain a number of highly trained customer service and support personnel. As of November 2, 2001, our customer service and support organization included 52 individuals. We cannot guarantee that we will be able to increase the size of our customer service and support organization on a timely basis to provide the high quality of support required by our customers. Failure to add additional sales and customer service representatives would have a material adverse effect on our business, operating results and financial condition.

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

    The loss of the services of one or more of our key personnel could have a material adverse effect on our business, operating results and financial condition. We do not maintain key person life insurance on any executive officers other than our Chief Executive Officer. We cannot guarantee that we will be able to retain our key personnel. Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for these individuals is intense, and there can be no assurance that we can attract, assimilate or retain necessary personnel in the future.

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

OUR STOCK IS CURRENTLY TRADING BELOW THE MINIMUM THRESHOLD REQUIRED BY THE NASDAQ STOCK MARKET, AND IF THE BID PRICE FOR OUR STOCK DOES NOT RISE ABOVE $1.00 PER SHARE WE MAY BE DE-LISTED.

    Our common stock trades on The Nasdaq Stock Market, which has several requirements for continued listing of common stock, including a minimum bid price of $1.00 per share. The closing bid price per share of our common stock has been less than $1.00 for more than 30 consecutive trading days. On September 27, 2001, Nasdaq implemented a moratorium, until January 2, 2002, on certain requirements for continued listing on The Nasdaq Stock Market. Although we intend to use our best efforts to avoid de-listing, including, if necessary, filing an appeal and requesting a hearing with Nasdaq, we may not be able to maintain our National Market listing. If we are de-listed, our stock would be traded on the over-the-counter bulletin board (reported in the "pink sheets"), which could decrease trading volume and investors' liquidity. In addition, de-listing could have a significant negative impact on our business plan and operations by creating a negative market perception of the Company that could adversely affect our ability to compete and obtain new business.

            RISKS RELATING TO THE PROPOSED MERGER WITH DIVINE, INC.

IF THE MERGER IS NOT COMPLETED, EPRISE MAY BE AT A SIGNIFICANT COMPETITIVE DISADVANTAGE IN THE MARKETPLACE.

     We anticipate that our merger with a wholly-owned subsidiary of divine, pursuant to which we will become a wholly-owned subsidiary of divine, will be completed in December 2001. However, the merger is subject to a number of closing conditions, including approval of the transaction by our stockholders. If the merger is not completed, our business prospects could be substantially harmed. The website content management industry is undergoing rapid consolidation. divine has already acquired one of Eprise's competitors, Open Market. There can be no assurance that we would be able to compete effectively against divine or other larger competitors in our industry if we remain an independent company.

OUR CUSTOMERS MAY REACT UNFAVORABLY TO THE MERGER, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     The merger may disrupt our customer relationships. Uncertainty regarding the merger and our ability to effectively integrate our operations without a significant reduction in the quality of product and service offerings may also cause some of our customers to explore alternatives. Further, customers may defer purchasing decisions as they evaluate the likehood of our successful integration. Any significant delay or loss of business from significant customers could have a material adverse effect on our results of operations.

THE VALUE OF SHARES OF DIVINE COMMON STOCK THAT OUR STOCKHOLDERS WILL RECEIVE IN THE MERGER WILL FLUCTUATE BASED ON THE PRICE OF DIVINE COMMON STOCK.

     Under the merger agreement between Eprise, divine and DI2 Acquisition Company, the number of shares of divine common stock that our stockholders will receive in the merger for their Eprise shares is fixed. This means that the exchange ratio of 2.4233 will not be adjusted for changes in the market price of either divine or Eprise common stock and neither company can terminate the merger agreement solely because of changes in the market price of either company's common stock. Therefore, the value of the divine shares that our stockholders receive in the merger will depend on the market price of divine common stock at the time of completion of the merger. The prices of divine and Eprise common stock historically have been volatile, and we cannot predict what the market prices of the divine common stock of Eprise common stock will be at the time of the merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    As of September 30, 2001, we had approximately $47.9 million in cash equivalents and short-term investments that was subject to interest rate risk. The average interest rate as of September 30, 2001 was approximately 3.5%.

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a limited number of securities, including both government and corporate obligations and money market funds.

    We did not hold derivative financial instruments as of September 30, 2001, and have never held such instruments in the past. We had outstanding debt at September 30, 2001 of $14,319.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit No.    Description
-----------    -----------
    4.1        Amendment to Stockholder Rights Agreement

   10.1 Agreement, release and waiver between the Company and Jonathan Radoff

   10.2 Separation agreement and release between the Company and Robert Strong

   10.3 Severance agreement including amendment between the Company and Milton Alpern

   10.4        Offer letter addendum between the Company and Joseph Noonan

   10.5        Offer letter addendum between the Company and Kathy Kessel


(b) Eprise filed a Current Report on Form 8-K with the SEC on September 20, 2001 to disclose the Company's entering into a definitive Agreement and Plan of Merger with divine, inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EPRISE CORPORATION

Dated:  November 14, 2001             /s/  Joseph A. Forgione
                                    --------------------------------------------
                                    Joseph A. Forgione
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





Dated:  November 14, 2001             /s/  Milton A. Alpern
                                    --------------------------------------------
                                    Milton A. Alpern
                                    Senior Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)